Form 10QSB
period 1997-06-30
AMERICAN CHAMPION ENTERTAINMENT INC
filed 1997-09-12
CIK 1034840

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              -------------------

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to
     ___________

                        Commission File Number 333-18967
                                               ---------

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                     94-3261987
          --------                                     ----------
(State or Other Jurisdiction of            (IRS Employer Identification Number)
 Incorporation or Organization)

                        26203 Production Avenue, Suite 5
                            Hayward, California 94545
                        --------------------------------
                    (Address of Principal Executive Offices)

                                 (510) 782-8168
                            -------------------------
              (Registrant's Telephone Number, Including Area Code)

                                   (No Change)
                            -------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes.....  No..X..

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes.....   No.....    Not Applicable..X..

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Class                           Outstanding at September 8, 1997
  -----------------                     --------------------------------
Common Stock, $.0001                            3,815,700 shares
       par value

Transitional Small Business Disclosure Format (check one)

         Yes.....    No..X..




                            Exhibit Index on Page 17

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                                   Form 10-QSB
                               September 12, 1997


                                TABLE OF CONTENTS
                                -----------------

                                                                         Page
                                                                         ----

PART I -  Financial Information

     Item 1.   Financial Statements                                        4

               Consolidated Balance Sheet as of June 30, 1997              4

               Consolidated Statements of Operations
               for the three month and six month periods
               ended June 30, 1997 and 1996                                6

               Consolidated Statements of Cash Flows for
               the Six Month Periods ended June 30,
               1997 and 1996                                               7

               Notes to Consolidated Financial Statements                  9

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                 11


PART II - Other Information.

     Item 4.   Submission of Matters to a Vote of Security Holders        15

     Item 6.   Exhibits and Reports on Form 8-K.                          15

Signatures                                                                16

Exhibit Index                                                             17

Exhibits                                                                  18

                          Part I -FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1997
                                   (Unaudited)

ASSETS
Current Assets:
  Cash                                                    $    14,611
  Account Receivable                                            5,817
  Loans Receivable - Related Parties                          113,361
  Prepaid Expenses and Other                                   19,045
                                                          -----------
  Total Current Assets                                        152,834
                                                          -----------
Property and Equipment,
  Net of Accumulated Depreciation and Amortization
    of $234,808                                                27,337
                                                          -----------
Other Assets:
  Film Costs, Net of Accumulated Amortization of $4,998       716,004
  Deferred Offering Costs                                     269,594
  Other Assets                                                 38,541
                                                          -----------
  Total Other Assets                                        1,024,139
                                                          -----------
  Total Assets                                            $ 1,204,310
                                                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY [DEFICIT]
Current Liabilities:
  Accounts Payable and Accrued Expenses                   $   403,205
  Deferred Revenues - Current Portion                         444,687
  Short-Term Debts                                            193,322
  Loans Payable - Related Parties                             646,943
  Long-Term Debts - Current Portion                            39,084
  Obligations Under Capital Leases                             25,573
  Other                                                         4,216
                                                          -----------
  Total Current Liabilities                                 1,757,030
                                                          -----------
Long-Term Liabilities:
  Deferred Revenues                                           387,596
  Long-Term Debts                                              39,776
  Obligations Under Capital Leases                             10,722
  Other                                                         6,324
                                                          -----------
  Total Long-Term Liabilities                                 444,418
                                                          -----------
  Total Liabilities                                         2,201,448
                                                          -----------

Common Stock Subject to Rescission                          1,175,520
                                                          -----------
Commitments and Contingencies                                    --
                                                          -----------
Stockholders' Equity [Deficit]
  Common Stock, 10,000,000 Authorized, $.0001
    Par Value, None Outstanding                                  --
  Paid-In Capital [Deficit]                                  (994,818)
  Accumulated Deficit                                      (1,177,840)
                                                          -----------
  Total Stockholders' Equity [Deficit]                     (2,172,658)
                                                          -----------
  Total Liabilities and Stockholders'
    Equity [Deficit]                                      $ 1,204,310
                                                          ===========

          See Accompanying Notes to Consolidated Financial Statements.

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Six Months Ended             Three Months Ended
                                           -----------------------       -----------------------
                                           June 30,       June 30,       June 30,       June 30,
                                             1997           1996           1997           1996
                                           --------       --------       --------       --------

REVENUE:
Tuition and Related Fees                $   427,412    $   451,553    $   171,462    $   224,595
Accessories and Video Sales                  39,750         58,865         17,512         29,638
                                        -----------    -----------    -----------    -----------

  TOTAL REVENUE                             467,162        510,418        188,974        254,233
                                        -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
  Cost of Sales                              25,976         39,276         11,404         24,274
  Salaries and Payroll Taxes                381,138        365,934        188,110        187,286
  Rent                                      233,866        248,482        109,567        125,471
  Selling, General and Administrative       125,012        152,203         69,134         84,801
  Interest                                   95,830         30,119         45,445         14,962
                                        -----------    -----------    -----------    -----------

  TOTAL COSTS AND EXPENSES                  861,822        836,014        423,660        436,794
                                        -----------    -----------    -----------    -----------

  [LOSS] FROM OPERATIONS                   (394,660)      (325,596)      (234,686)      (182,561)

PROVISION FOR INCOME TAXES                     --             --             --             --
                                        -----------    -----------    -----------    -----------

NET [LOSS]                              $  (394,660)   $  (325,596)   $  (234,686)   $  (182,561)
                                        ===========    ===========    ===========    ===========

NET [LOSS] PER SHARE                    $     (0.16)   $     (0.13)   $     (0.09)   $     (0.07)
                                        ===========    ===========    ===========    ===========

  Number of Shares                        2,515,700      2,515,700      2,515,700      2,515,700
                                        ===========    ===========    ===========    ===========



          See Accompanying Notes to Consolidated Financial Statements.

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Six Months Ended
                                                ------------------------
                                                June 30,        June 30,
                                                  1997            1996
                                                --------        --------
OPERATING ACTIVITIES:
  Net [Loss]                                   $(394,660)      $(325,596)
  Adjustments to Reconcile Net [Loss]
   to Net Cash [Used for] Operating
   Activities:
    Depreciation and Amortization                 25,011          32,204
    Interest Amortization - Debt Issue Costs      44,014             550
    Loss on Property and Equipment                   440            --
    Rent Concession Amortization                  (2,108)         (2,108)
  [Increase] Decrease in:
    Prepaid Expenses and Other                    (6,583)          3,869
  Increase [Decrease] in:
    Accounts Payable and Accrued Expenses         (4,626)         (6,886)
    Deferred Revenues                            (86,393)           (240)
    Other Liabilities                               --             3,000
                                               ---------       ---------
  NET CASH - OPERATING ACTIVITIES               (424,905)       (295,207)
                                               ---------       ---------
INVESTING ACTIVITIES:
     Purchase of Property and Equipment           (1,618)         (7,014)
     Payments for Film Costs                     (56,313)        (52,093)
     Advances to Stockholders                    (21,278)        (31,704)
     Deposits                                     13,866          (1,099)
                                               ---------       ---------
     NET CASH - INVESTING ACTIVITIES             (65,343)        (91,910)
                                               ---------       ---------
FINANCING ACTIVITIES:
  S Corp Distributions                              --           (12,518)
  Proceeds from issuance of Common Stocks        248,020         376,500
  Proceeds from Short-Term Debts                  91,210           1,005
  Proceeds from Loans from Related Parties       299,019            --
  Payments on Long-Term Debts                    (39,486)        (22,697)
  Principal Payments on Capital Leases           (10,805)        (15,581)
  Deferred Offering Costs                       (111,862)           --
                                               ---------       ---------
  NET CASH - FINANCING ACTIVITIES                476,096         326,709
                                               ---------       ---------
  NET [DECREASE] IN CASH                         (14,152)        (60,408)

CASH - BEGINNING OF PERIODS                       28,763          66,243
                                               ---------       ---------
CASH - END OF PERIODS                          $  14,611       $   5,835
                                               =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the year for:
    Interest                                   $  55,068       $  29,104
    State Income Taxes                         $   1,600       $    --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
  Common Stock Issued for Short-Term Debts     $  27,000       $    --
  Debts converted to equity                    $ 133,500       $    --


          See Accompanying Notes to Consolidated Financial Statements.

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1 -  Summary of Significant Accounting Policies
----------------------------------------------------

The consolidated financial statements include the accounts of American Champion Entertainment, Inc. (the "Company") and its wholly owned subsidiary America's Best Karate ("ABK") which owns 100% of American Champion Media, Inc. Pursuant to an Agreement and Plan of Merger, dated as of July 14, 1997, the Company entered into a reorganization transaction pursuant to which the Company acquired all of the issued and outstanding shares of ABK (the "Reorganization"). The interim financial statements included herein give effect to the Reorganization. All significant intercompany accounts and transactions have been eliminated in consolidation.

Significant accounting policies of the Company and ABK are set forth in the Company's financial statements for the year ended December 31, 1996 contained in the Company's Form SB-2 as filed with the Securities and Exchange Commission ("SEC") on July 17, 1997.

Note 2  -  Basis of Reporting
-----------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for completed financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at June 30, 1997 and the results of its operations and its cash flows for the six months periods ended June 30, 1997 and 1996. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1996 included in the Company's Form SB-2 as filed with the SEC on July 17, 1997.

Note 3 - Short Term Debts
-------------------------

The Company obtained an additional $96,000 of unsecured loans during the quarter ended June 30, 1997, of which $81,000 bore no interest and the remaining $15,000 required a loan fee of $600 payable upon completion of the Company's initial public offering ("IPO"). All outstanding short term debts were subsequently paid off with proceeds from the IPO (see Note 5).

Note 4 - Loans Payable to Related Parties
-----------------------------------------

The Company obtained an additional $204,673 of unsecured loans from related parties during the quarter ended June 30, 1997, of which $174,673 beared no interest and the remaining $30,000 required payment of monthly interest only at the rate of 22% per annum. All outstanding loans payable to related parties, with the exception of $47,408, were subsequently paid off with proceeds from the IPO (see Note 5).

Note 5 - Subsequent Events
--------------------------

During August 1997, the Company completed the IPO and received net proceeds of $5,550,155 from the sale of 1,300,000 shares of common stock and 1,495,000 redeemable common stock warrants. As of August 31, 1997, the Company has used the offering proceeds as follows:

               Repayment of Debts                          $  801,000
               Investment in Television
                 Series                                       473,000
               Payment of accounts payable
                 and operating expenses                       592,000
                                                           ----------
                             Total                         $1,866,000
                                                           ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's discussion and analysis should be read in conjunction with the Company's financial statements and notes for the year ended December 31, 1996 included in the Company's Form SB-2 as filed with the SEC on July 17, 1997.


Karate Studio Segment
---------------------

The Company's revenues in its karate studio segment for the three month and six month periods ended June 30, 1997 were $188,974 and $464,615, respectively, a decrease of 26% and 9%, respectively, from revenues of $254,233 and $510,418, respectively, for the comparable periods ended June 30, 1996. The decrease in sales is principally attributable to the reduction of marketing activities in anticipation of the closure of unprofitable studios. Prior to June 30, 1997, the Company's Summerlin (NV), Nellis (NV) and Blossom Hill (CA) studios were closed.

Salaries and payroll taxes in the Company's karate studio segment decreased from $178,069 and $347,563, respectively, for the three and six month periods ended June 30, 1996 to $132,206 and $325,234 for the same periods ended June 30, 1997, a decrease of 26% and 6%, respectively. The decrease in these expenses is primarily attributable to the closure of the three studios referred to above.

The Company's rent expense decreased from $125,471 and $248,482, respectively, for the three and six months ended June 30, 1996 to $109,567 and $233,866, respectively, for the comparable periods ended June 30, 1997, a decrease of 13% and 6%, respectively. The decrease in rent expenses is primarily attributable to the closure of the Blossom Hill studio and the reduction of rent for the San Ramon studio.

The Company's selling, general and administrative expenses for the Company's karate studio segment decreased from $79,382 and $139,600, respectively, for the three and six months ended June 30, 1996 to $54,769 and $110,647, respectively, for the three months and six months ended June 30, 1997, a decrease of 31% and 21%, respectively. The decrease in these expenses is primarily due to the closure of the three studios referred to above.

The Company's interest expense in the karate studio segment increased from $7,481 and $15,059, respectively, for the three months and six months ended June 30, 1996 to $17,245 and $42,438, respectively, for the same periods ended June 30, 1997, an increase of 131% and 182%, respectively. This increase in interest expense was primarily due to interest paid on additional short term loans obtained in the fourth quarter of 1996 and the first six months of 1997.

Net loss from operations in the Company's karate studio segment decreased from $160,444 and $279,562, respectively, for the three months and six months ended June 30, 1996 to $136,217 and $272,793, respectively, for the same periods ended June 30, 1997, a decrease of 15% and 2%, respectively. This decrease is primarily due to the closure of the three studios referred to above.

Video and Television Segment
----------------------------

The Company did not earn any revenue for the quarters ended June 30, 1997 and 1996 in the video and television segment. The Company's revenues in its video and television segment for the six months ended June 30, 1997 was $2,547. There was no revenue earned for the six months ended June 30, 1996.

Salaries and payroll taxes, general and administrative expense, and interest expense in the video and television segment increased from $9,217, $5,419 and $7,481, respectively, for the quarter ended June 30, 1996 to $31,673, $9,595 and $21,000, respectively, for the quarter ended June 30, 1997. The Company's salaries and payroll taxes and interest expense in the video and television segment increased from $18,371 and $15,060, respectively, for the six months ended June 30, 1996 to $31,673 and $46,193, respectively, for the six months ended June 30, 1997. These increases are principally due to interest and expenses related to the production activities for the television series - ADVENTURES WITH KANGA RODDY.

Net loss from the Company's video and television segment increased from $22,117 for the quarter ended June 30, 1996 to $62,268 for the quarter ended June 30, 1997, an increase of 182%. Net loss from the Company's video and television segment increased from $46,034 for the six months ended June 30, 1996 to $85,667 for the six months ended June 30, 1997, an increase of 86%. These increases are principally due to interest and expenses related to the production activities for the television series - ADVENTURES WITH KANGA RODDY.

The Holding Company Segment
---------------------------

The Company was formed in February 1997 as a holding company and did not earn any revenue through June 30, 1997. For the quarter ended June 30, 1997, the Company incurred expenses for salaries and payroll taxes, general administrative and interest expense of $24,231, $4,770 and $7,200, respectively. These expenses were principally for salaries, telephone, interest and other expenses related to the Company's IPO.


LIQUIDITY AND CAPITAL RESOURCES

Cash decreased for the six months ended June 30, 1997 by $(14,152) and by ($60,408) for the six months ended June 30, 1996. Cash utilized for operations for the six months ended June 30, 1997 and 1996 was $(424,905) and $(295,207), respectively.

Cash from investing activities for the six months ended June 30, 1997 and 1996 was $(65,343) and $(91,910) respectively.

Cash from financing activities for the six months ended June 30, 1997 and 1996 was $476,096 and $326,709, respectively. Financing in the six months ended June 30, 1997 resulted primarily from sales of common stock, additional proceeds from short terms debt and loans from related parties. Financing in the six months ended June 30, 1996 resulted primarily from sales of common stock.

During August 1997, the Company completed its initial public offering and received net proceeds of $5,550,155 from the sale of 1,300,000 shares of common stock and 1,495,000 warrants. As of August 31, 1997, the Company has used $1,866,000 of the offering proceeds as follows: (i) $801,000 for the repayment of short term debt and loans; (ii) $473,000 for the investment in television series; and (iii) $592,000 for the payment of accounts payable and operating expenses.

The Company has historically financed its operating and capital outlays primarily through sales of common stock, loans from stockholders and other third parties and bank financing. These sources are described in the Company's Form SB-2 filed July 17, 1997 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources." Proceeds from the Company's IPO were used to pay off or reduce amounts owed by the Company as described above.

The Company maintains a credit line with Wells Fargo Bank pursuant to which the Company has borrowed approximately $35,000 (the maximum amount available), repayment of which is made at the monthly rate of 2% of the outstanding balance of the borrowing. Other than the WFB Loan and an immaterial amount owed to Bank of America, the Company does not presently maintain any other borrowing facility or have any indebtedness to financial institutions.

The Company's San Ramon studio was closed as of August 31, 1997, and existing students were combined with another nearby America's Best Karate studio. The Company expects net loss from Karate studio operations to continue to decline due to decreasing payroll expenses and significant reduction in interest expense resulting from the repayment of loans from proceeds of the IPO.

The Company anticipates that it will spend approximately $1.2 million on the production of six episodes of the TV series "Adventures With Kanga Roddy" during the 3rd and 4th quarter of 1997, most of which will be capitalized into investment activity. When finished master copies are provided to KTEH, the Company will be paid $215,000 for broadcast rights of these six episodes.

The Company believes that the net proceeds of the IPO, plus working capital from operations and other sources of funds will be adequate to sustain operations for at least the next 12 months.


FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking, such as statements relating to operational and financing plans, capital uses and resources, competition, and demands for the Company's products and services. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the acceptance by television viewers and public television stations of the television series - ADVENTURES WITH KANGA RODDY, production delays and/or cost overruns with respect to such series, changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations, unanticipated working capital or other cash requirements, changes in the Company's business strategy or an inability to execute its strategy due to unanticipated change in the industries in which it operates; and various competitive factors that may prevent the Company from competing successfully in the marketplace.

                         Part II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The following matters were submitted to a vote of security holders during the three month period ended June 30, 1997:

        By written consent dated April 24, 1997, the holders of the Company's common stock approved the Amended and Restated
        Certificate of Incorporation of the Company.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

   Exhibit No.      Description
   -----------      -----------

     3.1            Amended and Restated Certificate of Incorporation  (1)

     3.2            Bylaws (1)

     4.1            Specimen Common Stock Certificate (1)

     4.2            Form of a Warrant (1)

     4.3            Form of Underwriters' Warrant (1)

     10.1 Distribution Agreement, dated May 6, 1997, by and between KTEH, San Jose Public Television and American Champion Media, Inc. (1)

     27             Financial Data Schedule


---------------------------

(1) Incorporated by reference from the Registrant's Form SB-2 filed with the SEC on July 17, 1997.

          (b)   Reports on Form 8-K.

     No reports on Form 8-K have been filed for the period covered by this report.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                                      (Registrant)



Dated: September 12, 1997             By:  /s/ Anthony K. Chan
                                         -----------------------------------
                                         Anthony K. Chan, Chief Executive
                                         Officer and Chief Financial
                                         Officer

                                 EXHIBIT INDEX



Exhibit No.           Description                                     Page No.
-------------------------------------------------------------------------------

   27                 Financial Data Schedule                             18