Form 10QSB
period 1997-09-30
AMERICAN CHAMPION ENTERTAINMENT INC
filed 1997-11-19
CIK 1034840

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to ___________


                        Commission File Number 333-18967

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                      -------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


               Delaware                                 94-3261987
               --------                                 ----------
(State or Other Jurisdiction or                        (IRS Employer
Incorporation or Organization)                    Identification Number)

                        26203 Production Avenue, Suite 5
                            Hayward, California 94545
                            -------------------------
                    (Address of Principal Executive Offices)

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

                  Yes  ..X..               No .....

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                  Yes .....       No .....      Not Applicable ..X..

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Class                                Outstanding at November 17, 1997
--------------------                         --------------------------------
Common Stock, $.0001                                 3,832,345 shares
    par value

Transitional Small Business Disclosure Format (check one)

                  Yes .....       No ..X..




                            Exhibit Index on Page 18

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                                   Form 10-QSB
                               September 30, 1997

                                TABLE OF CONTENTS
                                                                          Page
                                                                          ----
PART I -     Financial Information

  Item 1.      Financial Statements                                        4

               Consolidated Balance Sheet as of September 30, 1997
               and Proforma Balance Sheet as of September 30, 1997         4

               Consolidated Statements of Operations
               for the three month and nine month periods
               ended September 30, 1997 and 1996                           6

               Statements of Stockholders Equity (Deficit) at
               September 30, 1997                                          7

               Consolidated Statements of Cash Flows for
               the nine month periods ended September 30,
               1997 and 1996                                               8

               Notes to Consolidated Financial Statements                 10

  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                 12


PART II -    Other Information.                                           15

  Item 2.      Changes in Securities and Use of Proceeds                  15

  Item 4.      Submission of Matters to a Vote of Security Holders        16

  Item 6.      Exhibits and Reports on Form 8-K.                          16

Signatures                                                                18

Exhibit Index                                                             19

Exhibits                                                                  20

                          PART I -FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                                                   Proforma
                                               Sept. 30, 1997   Sept. 30, 1997
                                               --------------   --------------
                                                                 (See Note 4)
ASSETS
Current Assets:
      Cash                                       $ 3,288,019      $ 3,288,019
      Account Receivable                               5,817            5,817
      Loans Receivable - Related Parties             119,662          119,662
      Prepaid Expenses and Other                      93,546           93,546
                                                 -----------      -----------
      Total Current Assets                         3,507,044        3,507,044
                                                 -----------      -----------
Property and Equipment
      Net of Accumulated Depreciation and
       Amortization of $234,808                      147,784          147,784
                                                 -----------      -----------
Other Assets:
      Film Costs, Net of Accumulated
      Amortization of $4,998                       1,534,378        1,534,378
      Other Assets                                    95,944           95,944
                                                 -----------      -----------
      Total Other Assets                           1,630,322        1,630,322
                                                 -----------      -----------
      Total Assets                               $ 5,285,150      $ 5,285,150
                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts Payable and Accrued Expenses      $   279,709      $   321,265
      Deferred Revenues - Current Portion            332,738          332,738
      Loans Payable - Related Parties                 55,907           55,907
      Long-Term Debts - Current Portion                8,698            8,698
      Obligations Under Capital Leases-
          Current Portion                             16,127           16,127
      Other                                            4,216            4,216
                                                 -----------      -----------
      Total Current Liabilities                      697,395          738,951
                                                 -----------      -----------
Long-Term Liabilities:
      Deferred Revenues                              337,936          337,936
      Long-Term Debts                                 44,304           44,304
      Obligations Under Capital Leases                 7,951            7,951
      Other                                            5,369            5,369
                                                 -----------      -----------
      Total Long-Term Liabilities                    395,560          395,560
                                                 -----------      -----------
      Total Liabilities                            1,092,955        1,134,511
                                                 -----------      -----------

Common Stock Subject to Rescission                 1,175,520                0
                                                 -----------      -----------

                                                                   Proforma
                                               Sept. 30, 1997   Sept. 30, 1997
                                               --------------   --------------
                                                                 (See Note 4)
Stockholders' Equity
      Common Stock, 10,000,000 Authorized,
        $.0001 Par Value, 3,848,345 outstanding
      Paid-In Capital                              4,182,079        5,317,599
      Common Stock To Be Issued                      163,225          163,225
      Accumulated Deficit                         (1,328,629)      (1,330,185)
                                                 -----------      -----------
      Total Stockholders' Equity                   3,016,675        4,150,639
                                                 -----------      -----------
      Total Liabilities and Stockholders'
       Equity                                    $ 5,285,150      $ 5,285,150
                                                 ===========      ===========



          See Accompanying Notes To Consolidated Financial Statements.

                                    AMERICAN CHAMPION ENTERTAINMENT, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)

                                           Nine Months Ended            Three Months Ended
                                        ------------------------      ------------------------
                                        Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                                          1997           1996           1997           1996
                                          ----           ----           ----           ----
REVENUE:
      Tuition and Related Fees       $   676,446    $   730,339    $   249,034    $   278,786
      Accessories and Video Sales         54,209         93,555         14,459         34,690
      Interest Income                     29,136           --           29,136           --
                                     -----------    -----------    -----------    -----------
TOTAL REVENUE                            759,791        823,894        292,629        313,476
                                     -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
      Cost of Sales                       36,097         59,951         10,122         20,676
      Salaries and Payroll Taxes         581,283        543,097        200,145        177,163
      Rent                               334,273        372,347        100,408        123,865
      Selling, General and
        Administrative                   193,043        250,357         68,031         98,154
      Interest                           103,544         42,583          7,714         12,464
      Facility Closure Costs              57,000           --           57,000           --
                                     -----------    -----------    -----------    -----------
      TOTAL COSTS AND EXPENSES         1,305,240      1,268,335        443,420        432,322
                                     -----------    -----------    -----------    -----------
      NET LOSS FROM OPERATIONS       $  (545,449)   $  (444,441)   $  (150,791)   $  (118,846)
                                     ===========    ===========    ===========    ===========

      NET LOSS PER SHARE             $     (0.19)   $     (0.19)   $     (0.05)   $     (0.05)
                                     ===========    ===========    ===========    ===========

      Weighted Average Outstanding
       Shares                          2,813,086      2,319,954      3,341,360      2,456,452
                                     ===========    ===========    ===========    ===========


          See Accompanying Notes to Consolidated Financial Statements.


                                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (Unaudited)

                                                 Common Stock
                                            ------------------------
                                                            Paid-in       Common                       Total Stock-
                                              Number        Capital      Stock To     Accumulated     holders' Equity
                                            of Shares      (Deficit)     Be Issued       Deficit         (Deficit)
                                            ---------      ---------     ---------       -------         ---------
Balance - December 31, 1996                $ 2,586,048    $(1,155,318)                 $  (783,180)   $(1,938,498)

Issuance of Common Stock                     1,399,474      6,748,020                                   6,748,020

Issuance of Warrants                                          149,500                                     149,500

Debt Converted to Equity                        53,400        133,500                                     133,500

Common Stock Issued for Short-Term Loans         5,400         27,000                                      27,000

Cancellation of Founders' Shares              (228,622)                                                       --

Common Stock Subject to Rescission                           (248,020)                                   (248,020)

Common Stock To Be issued                       32,645                       163,225                      163,225

Net Loss (Unaudited)                                                                      (545,449)      (545,449)

Offering Costs                                             (1,472,603)                                 (1,472,603)
                                           -----------    -----------    -----------   -----------    -----------

Balance - September 30, 1997               $ 3,848,345    $ 4,182,079    $   163,225   $ 1,328,629    $ 3,016,675
                                           ===========    ===========    ===========   ===========    ===========



          See Accompanying Notes To Consolidated Financial Statements.

                        AMERICAN CHAMPION ENTERTAINMENT, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                                              Nine Months Ended
                                                       ------------------------------
                                                       September 30,    September 30,
                                                           1997             1996
                                                           ----             ----
OPERATING ACTIVITIES:
  Net Loss                                            $  (545,449)      $  (444,442)
  Adjustments to Reconcile Net Loss to
    Net Cash Used for Operating Activities:
     Depreciation and Amortization                         29,539            48,306
     Interest Amortization - Debt Issue Costs              48,772               825
     Loss on Property and Equipment                           440             2,334
     Rent Concession Amortization                          (3,162)           (3,162)
     Common Stock To Be Issued Related to Salary           72,225              --
     Common Stock To Be Issued Related to Loan Fees        65,000              --
  [Increase] Decrease in:
     Prepaid Expenses and Other                          (145,986)            4,211
  Increase [Decrease] in:
     Accounts Payable and Accrued Expenses               (128,122)           16,185
     Deferred Revenues                                   (248,002)          (27,779)
     Other Liabilities                                       --               3,000
                                                      -----------       -----------
  NET CASH - OPERATING ACTIVITIES                         854,745          (400,522)
                                                      -----------       -----------
INVESTING ACTIVITIES:
     Purchase of Property and Equipment                  (126,593)           (7,014)
     Payments for Film Costs                             (848,687)          (52,641)
     Advances to Stockholders                             (27,579)          (50,682)
     Deposits
  NET CASH - INVESTING ACTIVITIES                          16,705            (1,099)
                                                      -----------       -----------
                                                         (986,154)         (111,436)
                                                      -----------       -----------
FINANCING ACTIVITIES:
  S Corp Distributions                                       --             (12,518)
  Proceeds from Issuance of Common Stocks               6,748,020           522,500
  Proceeds from Issuance of Warrants                      149,500              --
  Offering Costs                                       (1,314,870)             --
  (Payments) Proceeds of Short-Term Debts                (102,112)            1,005
  Payments from Loans from Related Parties               (292,017)             --
  Payments on Long-Term Debts                             (65,344)          (37,496)
  Principal Payments on Capital Leases                    (23,022)          (21,673)
                                                      -----------       -----------
  NET CASH - FINANCING ACTIVITIES                       5,100,155           451,818
                                                      -----------       -----------
  NET [INCREASE] IN CASH                                3,259,256           (60,141)

CASH - BEGINNING OF PERIODS                                28,763            66,243
                                                      -----------       -----------
CASH - END OF PERIODS                                 $ 3,288,019       $     6,102
                                                      ===========       ===========



                                                              Nine Months Ended
                                                       ------------------------------
                                                       September 30,    September 30,
                                                           1997             1996
                                                           ----             ----
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:                          67,782            41,568
   Interest                                                 1,600              --
   State Income Taxes
  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES:
   Common Stock Issued for Short-Term Debts                27,000              --
   Debts converted to equity                              133,500              --
   Common Stock To Be Issued Related to Film Costs         26,000              --

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

NOTE 2 - BASIS OF REPORTING

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for completed financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at September 30, 1997 and the results of its operations and its cash flows for the nine months periods ended September 30, 1997 and 1996. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1996 included in the Company's Form SB-2 as filed with the SEC on July 17, 1997.

NOTE 3 - LOANS PAYABLE TO RELATED PARTIES

The Company obtained an additional $29,000 of unsecured loans from related parties during the quarter ended September 30, 1997, of which $25,000 beared no interest and the remaining $4,000 required payment of monthly interest only at a rate of 16% per annum. All outstanding loans payable to related parties, with the exception of $55,907 were subsequently paid with proceeds from the Company's Initial Public Offering ("IPO") consummated on August 5, 1997.

NOTE 4 - SUBSEQUENT EVENTS

Subject to compliance with federal and state securities laws, on September 1, 1997, the Company offered to certain stockholders who previously purchased equity or debt securities of ABK, the right to rescind their previous purchases within thirty (30) days and receive the return of the purchase price paid for such securities together with interest at a rate to be determined by the state of residence of the subject holder ("Rescission Offer"). The Rescission Offer expired on October 1, 1997. Subsequently, the Company returned $40,000 of the purchase price with $1,556 of interest to one stockholder. The accompanying Proforma balance sheet reflects the statement of position subsequent to expiration of the Rescission Offer. The Company's stockholders' equity has increased by $1,133,964 to reflect the reclassification of the shares subject to the Rescission Offer.

NOTE 5 - FACILITIES CLOSURE COSTS

Management of the Company has developed a plan to close certain studios related to its karate studio segment. As of September 30, 1997, the Company has accrued $57,000 to account for estimated costs to be incurred in future periods related to studios which have been closed. The accrual is included in accounts payable and accrued expenses in the accompanying balance sheet.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis should be read in conjunction with the Company's financial statements and notes for the year ended December 31, 1996 included in Amendment No. 4 to the Company's Form SB-2 as filed with the SEC on July 17, 1997.


KARATE STUDIO SEGMENT

The Company's revenues in its karate studio segment for the three month and nine month periods ended September 30, 1997 were $263,494 and $728,109, respectively, a decrease of 16% and 12%, respectively, from revenues of $313,476 and $823,894, respectively, for the comparable periods ended September 30, 1996. The decrease in sales is principally attributable to the reduction of marketing activities in anticipation of the closure of unprofitable studios. Prior to September 30, 1997, the Company's Summerlin (NV), Nellis (NV), Blossom Hill (CA), San Mateo
(CA), Pleasanton (CA), and San Ramon (CA) studios were closed.

Salary and payroll taxes in the Company's karate studio segment increased from $144,173 and $491,736, respectively, for the three and nine month periods ended September 30, 1996 to $179,478 and $504,712 for the same periods ended September 30, 1997, an increase of 24% and 3%, respectively. The increase in these expenses is primarily attributable to grants of common stock to personnel as bonuses under the 1997 Stock Plan adopted by the Company in connection with the IPO. Without the stock bonus expense of $72,225, salary and payroll taxes would have decreased 26% and 12% from the three and nine months ended September 30, 1996. Such decrease would be mainly attributable to closure of the studios referred to above.

The Company's rent expense decreased from $123,865 and $372,347, respectively, for the three and nine month periods ended September 30, 1996 to $100,408 and $334,274, respectively, for the comparable periods ended September 30, 1997, a decrease of 19% and 10%, respectively. The decrease in rent expenses is primarily attributable to the closure of the studios referred to above.

The Company's selling, general and administrative expenses for the Company's karate studio segment decreased from $75,293 and $214,893, respectively, for the three and nine month periods ended September 30, 1996 to $52,778 and $163,425, respectively, for the three months and nine months ended September 30, 1997, a decrease of 30% and 24%, respectively. The decrease in these expenses is primarily due to the closure of the studios referred to above.

Net loss from operations in the Company's karate studio segment increased from $56,763 and $336,324, respectively, for the three months and nine months ended September 30, 1996 to $140,149 and $412,942, respectively, for the same periods ended September 30, 1997, an increase of 147% and 23%, respectively. This increase is primarily due to grants of common stock as bonuses under the 1997 Stock Plan referenced above and the write-off of facilities closure costs. Without these one time charges, the Company's karate studio operations would have a decrease of 81% and 16% respectively, for the net loss from the three and nine months ended September 30, 1997 from the same periods ended September 30, 1996.

VIDEO AND TELEVISION SEGMENT

The Company did not earn any revenue for the quarters ended September 30, 1997 and 1996 in the video and television segment. The Company's revenues in its video and television segment for the nine months ended September 30, 1997 was $2,547. There was no revenue earned for the nine months ended September 30, 1996.

All expenses incurred for the three months ended September 30, 1997 were related to the production of the television series "Adventures with Kanga Roddy." All such costs were capitalized under film costs.

THE HOLDING COMPANY SEGMENT

The Company was formed in February 1997 as a holding company. Interest revenue of $29,136 was earned for the three months ended September 30, 1997. The Company incurred expenses for salaries and payroll taxes, general administrative and interest expense of $20,667, $15,253 and $3,857, and $44,898, $20,023, and
$11,057, respectively, for the three and nine months ended September 30, 1997. These expenses were principally for salaries, telephone, interest and other expenses related to the Company's IPO.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased for the nine months ended September 30, 1997 by $3,259,256 and decreased by ($60,141) for the nine months ended September 30, 1996. Cash utilized for operations for the nine months ended September 30, 1997 and 1996 was $(854,745) and $(400,522), respectively.

Cash from investing activities for the nine months ended September 30, 1997 and 1996 was $(986,154) and $(111,436) respectively.

Cash from financing activities for the nine months ended September 30, 1997 and 1996 was $5,100,155 and $451,818, respectively. Financing in the nine months ended September 30, 1997 resulted primarily from sales of common stock and warrants in the IPO. Financing in the period ended September 30, 1996 resulted primarily from sales of common stock.

During August 1997, the Company completed its initial public offering and received net proceeds of $5,550,155 from the sale of 1,300,000 shares of common stock and 1,495,000 warrants. As of September 30, 1997, the Company has used $2,291,000 of the offering proceeds as follows: (i) $801,000 for the repayment of short term debt and loans; (ii) approximately $818,000 for the investment in television series; (iii) $547,000 for the payment of accounts payable and operating expenses; and (iv) $125,000 for the purchase of equipment.

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

The Company's San Mateo and Pleasanton studios were closed as of September 27, 1997, and existing students were combined with another nearby America's Best Karate studio. The Company expects net loss from Karate studio operations to continue to decline due to decreasing payroll expenses and reduction in interest expense resulting from the repayment of loans from proceeds of the IPO.

Production of the TV series "Adventures With Kanga Roddy" is halfway complete with six episodes completed. Production for the second half will resume in early January 1998. Certain TV program production equipment, which the Company originally planned to rent, has been purchased for $122,000. This caused an increase in equipment purchases for the first half of production, but will eliminate rental expenses for the second half of production.

The Company believes that the net proceeds of the IPO, plus working capital from operations and other sources of funds will be adequate to sustain operations for at least the next 12 months.

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking, such as statements relating to operational and financing plans, capital uses and resources, competition, and demands for the Company's products and services. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the acceptance by the television viewer and public television stations of the television series - ADVENTURES WITH KANGA RODDY, production delays and/or cost overruns with respect to such series, changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations, unanticipated working capital or other cash requirements, changes in the Company's business strategy or an inability to execute its strategy due to unanticipated change in the industries in which it operates; and various competitive factors that may prevent the Company from competing successfully in the marketplace.


                          PART II -- OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

d) The Company sold 1,300,000 shares of common stock, $.0001 par value, and 1,495,000 redeemable common stock warrants pursuant to a Form SB-2 Registration Statement (Commission File Number 333-18967) (the "Registration Statement"), declared effective on July 30, 1997. The managing underwriter of the offering was Dalton Kent Securities Group, Inc. ("Dalton Kent") and the offering commenced on August 5, 1997. The aggregate gross proceeds of the offering were $6,649,508. The Company's net proceeds from the offering were $5,550,155, after giving effect to underwriting discounts and commissions of $664,950 and offering expenses of $434,403. As of September 30, 1997, the Company has used approximately $2,291,000 of the offering proceeds as follows: (i) $801,000 for the repayment of short-term debt and loans; (ii) $818,000 for the investment in the television series "Adventure With Kanga Roddy"; (iii) $547,000 for the payment of accounts payable and operating expenses; and (iv) $125,000 for the purchase of equipment for production of the television series. None of these payments were direct or indirect payments to (i) directors or officers, or their associates, of the issuer; (ii) persons owning more ten (10) percent or more of any class of equity securities of the issuer; or (iii) affiliates of the issuer.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were submitted to a vote of security holders during the three month period ended September 30, 1997:

         By written consent dated July 16, 1997, the holders of the Company's common stock authorized the preparation and filing of the Registration Statement relating to the public sale of 1,300,000 shares of common stock and 1,495,000 redeemable common stock warrants of the Company, authorized the negotiation of an underwriting agreement among the Company and Dalton Kent Securities Group, Inc. ("Dalton Kent") and authorized the negotiation of the forms of warrant and warrant agreement among the Company, Dalton Kent and Continental Stock Transfer & Trust Company.

         By written consent dated July 14, 1997, the holders of the Company's common stock approved the Agreement and Plan of Merger by and among America's Best Karate, American Champion Entertainment, Inc. and American Champion Merger Corp.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Exhibit No.           Description
-----------           -----------
3.1                   Amended and Restated Certificate of Incorporation(1)

3.2                   Bylaws(1)

4.1                   Specimen Common Stock Certificate(1)

4.2                   Form of a Warrant(1)

4.3                   Form of Underwriters' Warrant(1)

27                    Financial Data Schedule

-------------------------------------------------------------------------------

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

                                   AMERICAN CHAMPION ENTERTAINMENT, INC.
                                   (Registrant)


Dated: November 19, 1997           By: /s/ Anthony K. Chan
                                      -----------------------------------
                                      Anthony K. Chan, Chief Executive
                                      Officer and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.           Description                                     Page
--------------------------------------------------------------------------------
3.1                   Amended and Restated Certificate
                      of Incorporation (1)

3.2                   Bylaws (1)

4.1                   Specimen Common Stock Certificate (1)

4.2                   Form of a Warrant (1)

4.3                   Form of Underwriters' Warrant (1)

27                    Financial Data Schedule                             20

-------------------
   (1)      Incorporated by reference from the Registrant's
            Form SB-2 filed with the SEC on July 17, 1997.