Form 10KSB
period 1997-12-31
AMERICAN CHAMPION ENTERTAINMENT INC
filed 1998-03-30
CIK 1034840

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number 333-18967

                     AMERICAN CHAMPION ENTERTAINMENT, INC.
                   ---------------------------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                               94-3261987
              ----------                              ----------
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)          Identification No.)

        26203 PRODUCTION AVENUE, SUITE 5
        HAYWARD, CALIFORNIA                              94545
              --------------------                       -----
          (Address of principal executive offices)    (Zip Code)

                                 (510) 782-8168
                                 --------------
              (Registrant's telephone number including area code)
              ---------------------------------------------------

Securities registered pursuant to Section 12(b)of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

                                             Name of each exchange
     Title of Each Class                       on which registered
    -------------------                      ---------------------
  Common Stock, $.0001 par value             The Nasdaq SmallCap Market

  Warrant to Purchase Common Stock           The Nasdaq SmallCap Market





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES   X   NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

Revenues for its most recent fiscal year:  $1,179,553



Aggregate market value of common stock held by nonaffiliates at March 2, 1998: $23,273,250

Number of shares of common stock outstanding at March 2, 1998: 3,832,345


  Documents Incorporated by Reference:          Location in Form 10-K
  ------------------------------------          ----------------------
  Portions of the Proxy Statement for 1998             Part III
   Annual Meeting of Shareholders

Transitional Small Business Disclosure Format (check one):
   Yes _____       No ___x___






                               TABLE OF CONTENTS

Part I

Item 1   Description of Business
Item 2   Description of Property
Item 3   Legal Proceedings
Item 4   Submission of Matters to a Vote of Security Holders


Part II

Item 5   Market for Common Equity and Related Stockholder Matters
Item 6   Management's Discussion and Analysis or Plan of Operation
Item 7   Financial Statements
Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


Part III

Item 9 Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
Item 10  Executive Compensation
Item 11  Security Ownership of Certain Beneficial Owners and Management
Item 12  Certain Relationships and Related Transactions
Item 13  Exhibits and Reports on Form 8-K

                                    PART I

Item 1.         Description of Business

General

American Champion Entertainment, Inc. (the "Company") is a
Delaware corporation headquartered in Hayward, California and incorporated on February 5, 1997. The Company was formed as a holding company for its wholly-owned subsidiary, America's Best Karate, a California corporation ("ABK"), formed in June 1991, and ABK's wholly-owned subsidiary, American Champion Media, Inc., a Delaware corporation ("AC Media"), formed in February 1997. Unless indicated otherwise, references to the "Company" herein shall include ABK and AC Media.

ABK owns, manages and operates a chain of karate schools with five locations in the San Francisco Bay Area. ABK's schools provide karate
instruction to students of all ages and skill levels.   AC Media is a
media production and marketing company. Through AC Media, the Company is involved in (i) the development, production and marketing of "ADVENTURES WITH KANGA RODDY," a television program aimed at pre-school and primary school children (the "Kanga Roddy Series"), (ii) the licensing of merchandising rights related to the Kanga Roddy Series, and
(iii) the development, production and marketing of various audio tapes, video tapes and workbooks that specialize in fitness information.

"Adventures With Kanga Roddy"

The Company has developed and produced thirteen half-hour episodes of the Kanga Roddy Series. The Kanga Roddy Series uses martial arts values such as humility, discipline and respect, with the added elements of song, contemporary music, dance, vibrant colors and exciting movements designed to capture its targeted pre-school and primary school children audience's attention. The Kanga Roddy Series features a six-foot tall kangaroo character named Kanga Roddy who is a martial arts expert. Unlike other martial arts programs which feature violence, Kanga Roddy never fights because he understands that conflict can always be resolved with knowledge, compassion, humility, respect and an open mind.

Each episode of the Kanga Roddy Series focuses on a group of children at a community center and their teachers (played by Jennifer Montana and Karen Lott, wives of former San Francisco 49ers football players, Joe Montana and Ronnie Lott) working on activities such as reading, physical fitness and arts and crafts. During these activities, the children encounter an ethical or social problem which causes uneasiness or unhappiness among some of the children. The teachers sense the problem and suggest that the children seek help from their friend, Uncle Pat, the proprietor of a rare bookstore played by Pat Morita. Uncle Pat, with the assistance of his pet bookworm, Shakespeare, magically transport the children to the land of Hi-Yah where Kanga Roddy lives.

Once in the land of Hi-Yah, Kanga Roddy and his friend Bantu, a female African snake, help the children solve their problem by giving examples presented through songs. Kanga Roddy gets inspiration for the proper solution to the problem through flashbacks to lessons learned from his martial arts teacher, Zatochi, a wise old snow monkey. The children also learn a physical activity each time they visit Kanga Roddy such as balance, jumping or kicking. When the children return to the community center, they review what they have learned with their teachers.

In May 1997, the Company and KTEH, the public broadcasting station serving the San Jose, California area, entered into a Distribution Agreement (the "Distribution Agreement") which grants KTEH the exclusive right to distribute, advertise, market or otherwise exploit the Kanga Roddy Series on public broadcast affiliated stations throughout the United States for a two-year period. KTEH has cleared the broadcast of the Kanga Roddy Series with 47 other public broadcast stations which the Company believes broadcast to approximately 56% of the households in the United States (approximately 47 million households). Approximately one third of these stations are scheduled to commence broadcast of the Kanga Roddy Series in April 1998 and the balance are scheduled to commence broadcast in May and June 1998. Under the terms of the Distribution Agreement, KTEH is entitles to 15% of monies collected by KTEH (plus distribution expenses) from its exploitation of the distribution rights granted to it with the balance to be paid to the Company. KTEH also agreed to pay the Company an advance of $430,000 payable in four equal installments tied to the Company's delivery of thirteen episodes of the Kanga Roddy Series. As of December 31, 1997, the Company had delivered seven episodes of the Kanga Roddy Series and recognized $215,000 of the total advance. The Company has completed the development and production of the remaining six episodes and anticipates delivery of such episodes to KTEH and recognition of the balance of the advance on or prior to March 31, 1998. The $430,000 advance will be deducted from all royalties payable to the Company by KTEH. Under the Distribution Agreement, the Company has also committed to sharing with KTEH (i) 8% of revenues from the sale (less fees and commissions) and licensing of non-broadcast ancillary rights of educational products such as video tapes, books and music tapes and (ii) 5% of gross profits (less fees and commissions) of the Company from the sale and licensing of toys and clothing. The Company has also granted KTEH a right of first refusal with respect to broadcast rights to the Kanga Roddy Series not granted to KTEH in the Distribution Agreement.

The Company's strategy includes pursuing licensing and merchandising opportunities related to the Kanga Roddy Series. Characters developed in a popular series, and often the series itself, achieve a high level of recognition and popularity, making them valuable licensing and merchandising assets. Among the most popular licensed items are toys, clothing, food, dinnerware/lunch boxes, watches and soft vinyl goods such as boots, backpacks and raincoats. The Company plans to retain worldwide rights to the characters and images developed in the Kanga Roddy Series, to protect its rights to such characters and images through appropriate registration, and to license their use to manufacturers for specific products. There is no assurance, however, that the Company will be able to successfully retain or protect its rights through registration, or to license its properties. The Company also hopes to realize revenues through the distribution of the Kanga Roddy Series in the home video market, although there is no assurance that the Company will be able to do so. If the Kanga Roddy Series does not attain and maintain widespread television distribution, or widespread popularity, it is unlikely that any significant licensing or merchandising opportunities or revenue will arise or be maintained.

In July 1997, the Company and SEGA of America, Inc. ("SEGA")
entered into a Licensing Agent Agreement appointing SEGA as the Company's non-exclusive agent for purposes of licensing and merchandising the "Kanga Roddy" trademark brand name characters and logo and home video distribution of the Kanga Roddy Series (the "SEGA Agreement"). Pursuant to the SEGA Agreement, SEGA has agreed to solicit and negotiate licensing and merchandising agreements on behalf of the Company, and monitor and oversee the licensing, promotion and marketing programs in consideration for 30% of all monies or other consideration payable to the Company under any agreement entered into during the three year period following execution of the SEGA Agreement
by the Company which was secured or serviced by SEGA.    Upon the
expiration or termination of the SEGA Agreement, SEGA will continue to be entitled to receive such consideration with respect to any License Agreement for the greater of (i) the actual term of each such License Agreement; or (ii) five years from the date of commencement of each such License Agreement. In addition, in the event SEGA enters into any master toy, home video or master apparel license, SEGA will immediately become the exclusive agent for the Company for purposes of licensing and merchandising the "Kanga Roddy" name to third parties for use on or in connection with merchandise products throughout the world. The SEGA Agreement is not conditioned on the Company's receiving any minimum amount from the persons or entities introduced by SEGA.

Fitness Products

The Company develops, produces and markets various video tapes, audio tapes and workbooks that specialize in fitness information and education ("Fitness Products"). The Company's first Fitness Product, entitled "STRONG MIND FIT BODY," consists of video tapes, audio tapes and a workbook, intended to teach motivational techniques to start and stay with an exercise program in order to lose weight. In June 1996, the Company entered into a Distribution Agreement with InteliQuest, a Utah general partnership. See "Management's Discussion and Analysis or Plan of Operation - Results of Operations" for a discussion on the Company's decision to write off its film costs relating to this Fitness Product.

The Company's second Fitness Product, entitled the "MONTANA
EXERCISE VIDEO," is a cardio kick-boxing video starring former superstar quarterback Joe Montana and his wife Jennifer, both of whom have trained at the Company's karate schools. The Company has not commenced distribution of this Fitness Product.

Karate Studios

The Company manages and operates a chain of company owned karate studios with five locations in the San Francisco Bay Area under the name "America's Best Karate." Each of the Company's instructors, all of whom are black belts, have undergone a rigorous training program conducted by Messrs. Chung and Chan (both members of the Karate Black Belt Hall of
Fame) and/or other instructors of ABK. Each karate studio conducts approximately 40 forty-five minute classes each week. The classes are generally comprised of 10 to 15 students and taught by one to three instructors. The Company's black belt course requires approximately 36 months of study and its second degree black belt program requires approximately 48 months of study. Classes are organized by skill level and age group. Students may take as many classes as are available each week without additional charge. Fees, if paid in advance, are generally $1,800 and $2,400 for the black belt and second degree black belt programs, respectively. At each karate studio, the Company also sells martial arts related products, such as uniforms, other clothing and safety equipment.

During 1997, the Company closed five studios, which were not operating profitably. The Company was able to retain approximately 65% of the students who attended the closed studios by combining them with other nearby ABK studios. As of December 31, 1997, there were approximately 1,350 students enrolled at the Company's five karate studios. The Company believes that the average age of the Company's students is approximately 12 years old. At these enrollment levels the Company estimates that it is currently operating at approximately 75% of its total capacity. See "Management's Discussion and Analysis or Plan of Operation - Results of Operations."

Competition

Each of the industries in which the Company competes is highly competitive and most of the companies with which the Company competes have greater financial and other resources than the Company. With respect to the Company's media activities, the Company competes with major production companies, and competition for access to a limited supply of facilities and talented creative personnel to produce its programs is often based on relationships and pricing. The Company's programs compete for time slots, ratings and related advertising revenues with other programming products.

The Company's Fitness Products compete with many other products aimed at the fitness and weight loss markets, including other video tapes, audio tapes and workbooks, and various types of exercise machinery. Many of these competing products are sponsored or endorsed by celebrities and sports figures, and many are marketed by companies having significantly greater resources than the Company.

The martial arts industry is also highly competitive.  The
Company's competitors include a variety of small to medium sized martial arts instructional centers. Some of the Company's karate studio competitors have significantly greater financial and other resources and longer operating history and there can be no assurance that the Company will be able to compete successfully in the marketplace or achieve a significant market share. The Company does not perceive its karate studios to be in competition with health or fitness clubs, gyms, YMCA's or YWCA's. Although such facilities may offer some martial arts classes, they do not generally offer intensive martial arts programs emphasizing discipline and the development of self-confidence.

Employees

At December 31, 1997, the Company employed a total of 16 employees on a full-time basis and three employees on a part-time basis.

Item 2.         Description of Property

The Company leases space for its Hayward headquarters on a month-to-month basis and is considering relocating its headquarters. The Company also leases space as needed for its five karate studios in the San Francisco Bay Area. Such leases are for premises ranging from 1,800 to 3,200 square feet. The Company believes that its facilities are adequate for its present purposes.

Item 3.         Legal Proceedings

No lawsuits or proceedings are currently pending against the Company.

Item 4.         Submission of Matters to a Vote of Security Holders

Not applicable

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters Since the Company's initial public offering which closed in August
1997, the Company's common stock and warrants are traded on The Nasdaq SmallCap Market under the trading symbols "ACEI" and "ACEIW," respectively. The following table sets forth high and low sales prices of the Company's common stock as quoted on The Nasdaq SmallCap Market. Prior to August 1997, there was no public market for the Company's common stock.

                             High              Low
                          Sales Price      Sales Price
                        ---------------  ---------------
   1997   3rd Quarter            $5.75            $3.50
          4th Quarter            $8.00            $4.75

At December 31, 1997 there were 720 shareholders of the Company's common stock.

The Company has never paid a dividend on its common stock.  The
Company intends to retain future earnings, if any, that may be generated to finance the operations and expansion of the Company and, accordingly, does not plan for the reasonably foreseeable future, to pay dividends on its common stock.

Item 6.         Management's Discussion and Analysis or Plan of Operation

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the two-year period ended December 31, 1997. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

The following discussion may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties could cause actual results to differ materially from those indicated. For a discussion of factors that could cause actual results to differ, please see the discussion contained herein. Readers should not place undue reliance on the forward-looking statements, which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Readers are also encouraged to review the Company's publicly available filings with the Securities and Exchange Commission.

Results of Operations

The Company was formed in February 1997 and has a wholly owned subsidiary, ABK which owns and operates karate studios. ABK wholly owns AC Media which is a media production and marketing company.

Revenues. During the year ended December 31, 1997, the Company's total revenue increased to $1,179,553, an increase of $129,000 or 12% as compared to total revenue for the year ended December 31, 1996 of $1,050,553.

The Company's revenues from the operation of its karate studios for the year ended December 31, 1997 was $921,158, a decrease of 12.3% from revenues of $1,050,553, for the year ended December 31, 1996. The decrease is attributable to the reduction in the number of karate studios. In 1997, the Company closed five schools, two in Nevada and three in California which were not operating profitably. There were five remaining studios at the end of 1997. The Company plans to continue to review the profitability of its remaining studios and will sell or close those that are not performing in the Company's judgment.

For the year ended December 31, 1997 the Company recognized
$215,000 in film income. Film income was derived from the delivery of the first seven episodes of the television show "Adventures with Kanga Roddy" to KTEH pursuant to its Distribution Agreement with KTEH. See "Business."

The Company's interest income of $43,395 was earned from investment of the proceeds from the Company's initial public offering.

Costs and Expenses. The Company's revenue from its karate studios and film business were offset by a write off of film costs of $105,000 resulting from the Company's determination that it is unlikely that it will generate significant revenue from sales of the "STRONG MIND FIT BODY" program. The Company also paid loan fees of $65,000 during 1997 pursuant to a 1994 loan agreement which required the Company, as borrower, to pay such fees in the form of shares of its common stock in the event the Company's common stock became publicly traded. In addition, the Company also accrued expenses of $57,000 for the estimate costs to be incurred in further periods related to karate studios closed.

The Company's expenses for salaries and payroll taxes increased by $80,912 or 11% in 1997 from $712,574 in 1996. The increase was mainly the result of increases in administrative, film production and marketing personnel. Total selling, general and administrative expenses increased $47,748 or 15% in 1997 from $325,025 in 1996. This increase is primarily due to production expenses and other expenses incurred in connection with the Company's common stock becoming publicly traded.

Interest expense increased $41,301 or 60% in 1997 from $69,383 in 1996. This increase in expense is attributable to loans incurred in 1996 and 1997, which were paid in full in the third quarter of 1997. Rent expense, however, decreased from $496,212, for the twelve month period ended December 31, 1996 to $382,928 for the comparable periods ended December 31, 1997, a decrease of 22.8%. The decrease in rent expense is primarily attributable to the closure of karate studios in 1997.

As a result of foregoing factors, the Company's net loss increased by $159,833 or 24.9% from ($641,583) for the year ended December 31, 1996 to ($801,416) for the year ended December 31, 1997. Net loss per share decreased from ($0.27) in 1996 to ($0.25) in 1997 due to the increase in the number of outstanding shares of the Company issued in the Company's initial public offering which closed in August 1997.

Liquidity and Capital Resources

Stockholders' equity increased $6,032,821 or 311% in 1997 as a result of the completion of the Company's initial public offering in 1997 and the expiration of the common stock rescission agreement. Cash increased for the twelve months ended December 30, 1997 by $1,766,894 and decreased by ($37,480) for the twelve months ended December 31, 1996. Cash utilized for operations for the twelve months ended December 31, 1997 and 1996 was ($1,235,745) and ($546,922), respectively. Cash used for investing activities for the twelve months ended December 31, 1997 and 1996 was ($1,993,073) and ($447,378), respectively, and is primarily attributable to the cost of producing seven episodes of the Kanga Roddy Series. Cash from financing activities for the twelve months ended December 31, 1997 and 1996 was $4,995,712 and $956,820,
respectively. Cash from financing for 1997 resulted primarily from sales of common stock and warrants in the Company's initial public offering. Cash from financing for 1996 resulted primarily from private sales of the Company's common stock.

The Company has historically financed its operating and capital outlays primarily through sales of common stock, loans from stockholders and other third parties and bank financing.

Total long-term debt as of December 31, 1997 was $64,199, which was $269,046 less than total long-term debt of $333,245 at December 31, 1996. Loans payable to related parties as of December 31, 1997 was $37,255 as compared to $352,175 as of December 31, 1996. The decreases in such debt and loans are attributable to the re-payments made by the Company during 1997 from net proceeds of its common stock public offering. In addition, deferred revenues decreased $375,156 or 40.8% from $918,676 at December 31, 1996 to $543,520 at December 31, 1997.
Deferred revenues are primarily pre-paid tuition for the karate studios which cannot be immediately recognized and the decrease is the result of the conversion of such deferred revenues into recognized revenues and the refund of pre-paid tuition for students who terminate their karate instruction prior to completing their subscribed program.

The Company maintains a credit line with Wells Fargo Bank pursuant to which the Company has borrowed approximately $35,000 (the maximum amount available), repayment of which is made at the monthly rate of 2% of the outstanding balance of the borrowing. Other than such loan and an immaterial amount owed to another bank, the Company does not presently maintain any other borrowing facility or have any indebtedness to financial institutions.

As of December 1997, the Company had working capital of $2,344,419 which the Company believes will be adequate to sustain operations for the foreseeable future. The Company may seek to develop and produce additional episodes of the Kanga Rodddy series which will require working capital. To the extent that the Company's available working capital is insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through public or private equity or debt financing or by exercising its rights to redeem the outstanding warrants to purchase common stock. There can be no assurance that such additional financing will be available, or, if available, will be on terms satisfactory to the Company or not dilutive of existing shareholders.


Item 7.         Financial Statements

The consolidated financial statements of the Company and subsidiaries and independent auditors' report are filed herewith in this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance With Section 16(a) of the Exchange Act

See information under the caption "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" of the Company's proxy statement for the 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement") which information is incorporated by reference herein.

Item 10.        Executive Compensation

See information under the caption "Executive Compensation" of the 1998 Proxy Statement which information is incorporated by reference herein.


Item 11.        Security Ownership of Certain Beneficial Owners and
                Management

See information under the caption "Principal Shareholders" and "Stock ownership of Management" of the 1998 Proxy Statement which information is incorporated by reference herein.

Item 12.        Certain Relationships and Related Transactions.

See information under the caption "Certain Relationships and Related Transactions" of the 1998 Proxy Statement which information is incorporated by reference herein.


Item 13.        Exhibits and Reports on Form 8-K.

(a) Exhibits.

 See Index to Exhibits in this Form 10-KSB.

(b) Reports on Form 8-K.

None.

                                SIGNATURES

 In accordance with Section 13 or 15(d) of the Securities Exchange
 Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Date:  March 30, 1998
                                AMERICAN CHAMPION ENTERTAINMENT, INC.

                                By:   /s/ ANTHONY K. CHAN
                                     -----------------------------------------
                                          Anthony K. Chan, President
                                     (Principal Executive Officer)


In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                        Title                     Date
--------------------------  -------------------------------  ----------------
/s/ ANTHONY K. CHAN         President, Chief Executive       March 30, 1998
-------------------------   Officer, Chief Financial
    Anthony K. Chan         Officer and Director
                            (Principal Executive Officer
                            and Principal Financial Officer)


/s/ GEORGE CHUNG            Chairman of the Board and        March 30, 1998
-------------------------   Director
    George Chung


/s/ DON BERRYESSA           Director                         March 30, 1998
-------------------------
    Don Berryessa


/s/ JAN HUTCHINS            Director                         March 30, 1998
-------------------------
    Jan Hutchins


/s/ WILLIAM DUFFY           Director                         March 30, 1998
-------------------------
    Willian Duffy


/s/ ALAN ELKES              Director                         March 30, 1998
-------------------------
    Alan Elkes


/s/ RONNIE LOTT             Director                         March 30, 1998
-------------------------
    Ronnie Lott

                  AMERICAN CHAMPION ENTERTAINMENT, INC.
                                  AND
                              SUBSIDIARIES

                     INDEPENDENT AUDITOR'S REPORT
                                  AND
                   CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1997 AND 1996

                       INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
American Champion Entertainment, Inc.
 and Subsidiaries

We have audited the consolidated balance sheet of American Champion Entertainment, Inc., and Subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of American Champion Entertainment, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Moss Adams LLP

San Francisco, California
February 11, 1998

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
America's Best Karate
Hayward, California

We have audited the accompanying balance sheet of America's
Best Karate (a California corporation) as of December 31, 1996, and the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of America's Best Karate's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America's Best Karate as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ MOORE STEPHENS, P.C.
Certified Public Accountants.

Cranford, New Jersey
January 31, 1997

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                                 BALANCE SHEET

                                                            December 31,
                                                    -------------------------
                                                       1997          1996
                                                    -----------   -----------
                     Assets
Current assets:
  Cash.......................................       $1,795,657       $28,763
  Account receivable.........................          220,817         5,817
  Loans receivable, related parties..........          114,773        92,083
  Current portion of film costs..............          655,500           --
  Prepaid expenses and other.................           96,556        12,462
                                                    -----------   -----------
  Total current assets.......................        2,883,303       139,125
                                                    -----------   -----------
Property and equipment, net of
  accumulated depreciation and
  amortization of $253,513 and $249,263......          255,423        50,860
                                                    -----------   -----------
Other assets:

  Film costs, net of accumulated
    amortization of $62,998 and $4,685.......        1,789,917       660,004
  Other Assets...............................           35,152       119,501
                                                    -----------   -----------
  Total other assets.........................        1,825,069       779,505
                                                    -----------   -----------
                                                    $4,963,795      $969,490
                                                    ===========   ===========


          Liabilities and Stockholders' Equity [Deficit]

Current liabilities:
  Accounts payable and accrued expenses......         $199,344      $316,644
  Deferred revenues, current portion.........          282,056       453,404
  Loans payable, related parties.............           37,255       352,175
  Long-term debt, current portion............            5,856       261,853
  Obligations under capital leases,
    current portion..........................           10,157        26,459
  Other......................................            4,216         4,216
                                                    -----------   -----------
  Total current liabilities..................          538,884     1,414,751
                                                    -----------   -----------
Long-term liabilities:
  Deferred revenues..........................          261,464       465,272
  Long-term Debt.............................           58,343        71,392
  Obligations under capital leases...........            6,565        20,641
  Other......................................            4,216         8,432
                                                    -----------   -----------
  Total long-term liabilities................          330,588       565,737
                                                    -----------   -----------

Common Stock Subject to Rescission...........              --        927,500
                                                    -----------   -----------

Stockholders' Equity [Deficit]:
  Common stock, $0.0001 par value;
    10,000,000 shares authorized;
    3,832,345 shares outstanding,
    paid-in capital..........................        5,529,419    (1,155,318)
  Common stock warrants......................          149,500           --
  Accumulated deficit........................       (1,584,596)     (783,180)
                                                    -----------   -----------
  Total stockholders' equity [deficit].......        4,094,323    (1,938,498)
                                                    -----------   -----------
                                                    $4,963,795      $969,490
                                                    ===========   ===========

                           See accompanying notes.

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                             STATEMENT OF OPERATIONS

                                               Year Ended December 31,
                                            ---------------------------
                                                1997           1996
                                            ------------   ------------
REVENUE:
  Tuition and related fees..............       $853,335       $931,231
  Accessories and video sales...........         67,823        119,322
  Film income...........................        215,000             --
  Interest income.......................         43,395             --
                                            ------------   ------------
  Total revenue.........................      1,179,553      1,050,553
                                            ------------   ------------
COSTS AND EXPENSES:
  Cost of sales.........................         36,098         88,942
  Amortization of film costs............         58,000             --
  Salaries and payroll taxes............        793,486        712,574
  Rent..................................        382,928        496,212
  Selling, general and administrative...        372,773        325,025
  Interest..............................        110,684         69,383
  Write off of film costs...............        105,000             --
  Write off of loan fees................         65,000             --
  Facilities closure costs..............         57,000             --
                                            ------------   ------------
  Total costs and expenses..............      1,980,969      1,692,136
                                            ------------   ------------
Net loss................................      ($801,416)     ($641,583)
                                            ============   ============

Weighted average number of shares
  outstanding...........................      3,155,257      2,376,588
                                            ============   ============

Net loss per share......................         ($0.25)        ($0.27)
                                            ============   ============

                           See accompanying notes.

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                              Common Stock
                                          -----------------------                                  Total
                                            Number      Paid-in       Common                    Stockholders'
                                              of        Capital       Stock       Accumulated      Equity
                                            Shares     (Deficit)     Warrants       Deficit      (Deficit)
                                          ----------  -----------  ------------  -------------  ------------
Balance, January 1, 1996...............      76,251      $17,438       $   --     ($1,343,971)  ($1,326,533)
  Capitalization of accumulated
    deficit on S Corp. termination.....        --     (1,214,892)          --       1,214,892           --
  Issuance of common stock.............      15,324      707,500           --            --         707,500
  Common stock issued for
    short-term loans...................         455       21,636           --            --          21,636
  Reduction of receivable from
    stockholders.......................        --         20,500           --            --          20,500
  Common stock subject to rescission...        --       (707,500)          --            --        (707,500)
  S Corp. Distributions................        --            --            --         (12,518)      (12,518)
  Net loss.............................        --            --            --        (641,583)     (641,583)
                                          ----------  -----------  ------------  -------------  ------------
Balance, December 31, 1996.............      92,030   (1,155,318)          --        (783,180)   (1,938,498)
  Conversion of ABK shares
    to ACE shares......................   2,494,018          --            --            --             --
  Issuance of common stock, net of
    offering costs of $1,474,508.......   1,437,519    5,463,737           --            --       5,463,737
  Issuance of warrants.................        --            --        149,500           --         149,500
  Debt converted to equity.............      53,400      133,500           --            --         133,500
  Cancellation of founders' shares.....    (228,622)         --            --            --             --
  Common stock subject to rescission...        --       (248,020)          --            --        (248,020)
  Rescission of common stock...........     (16,000)     (40,000)          --            --         (40,000)
  Expiration of rescission agreement...        --      1,175,520           --            --       1,175,520
  Stock options issued in connection
    with film costs....................        --        200,000           --            --         200,000
  Net loss.............................        --            --            --        (801,416)     (801,416)
                                          ----------  -----------  ------------  -------------  ------------
Balance, December 31, 1997.............   3,832,345   $5,529,419      $149,500    ($1,584,596)   $4,094,323
                                          ==========  ===========  ============  =============  ============

                           See accompanying notes.
                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                             STATEMENT OF CASH FLOWS

                                                      Year Ended December 31,
                                                   ----------------------------
                                                       1997           1996
                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................      ($801,416)     ($641,583)
Adjustments to reconcile net loss to
  net cash used for operating activities:
    Depreciation and amortization...............        101,407         64,409
    Write off of film costs.....................        105,000            --
    Interest amortization, debt issue costs.....            --           6,272
     Rent concession amortization...............         (4,216)        (4,216)
    Loss on property and equipment..............            --           2,430
    Common stock issued related to salary.......         72,225            --
    Common stock issued related to loan fees....         65,000            --
Increase in:
  Accounts receivable...........................       (215,000)        (5,817)
  Prepaid expenses and other....................        (66,289)         3,567
Decrease in:
  Accounts payable and accrued expenses.........       (117,300)        77,335
  Deferred revenues.............................       (375,156)       (55,319)
  Other liabilities.............................            --           6,000
                                                   -------------  -------------
     Net cash used for operating activities.....     (1,235,745)      (546,922)
                                                   -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..............       (247,970)        (7,014)
Payments for film costs.........................     (1,722,413)      (350,364)
Advances to stockholders........................        (22,690)       (92,083)
Deposits........................................            --           2,083
                                                   -------------  -------------
     Net cash used for investing activities.....     (1,993,073)      (447,378)
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
S Corp. distributions...........................            --         (12,518)
Proceeds from issuance of common stocks.........      6,748,020        728,000
Proceeds from issuance of warrants..............        149,500            --
Offering costs..................................     (1,407,964)       (66,544)
Rescission of common stock......................        (40,000)           --
Proceeds of short-term debts....................            --          49,344
Proceeds (payments) of loans from related
  parties.......................................       (314,920)       338,850
Payments on long-term debt......................       (108,546)       (52,078)
Principal payments on capital leases............        (30,378)       (28,234)
                                                   -------------  -------------
     Net cash provided by financing activities..      4,995,712        956,820
                                                   -------------  -------------
NET INCREASE IN CASH............................      1,766,894        (37,480)
CASH, beginning of year.........................         28,763         66,243
                                                   -------------  -------------
CASH, end of year...............................     $1,795,657        $28,763
                                                   =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest....................................       $116,132        $57,663
                                                   =============  =============
    State income taxes..........................         $  --          $  --
                                                   =============  =============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Common stock issued for short-term debt.......        $27,000        $21,636
                                                   =============  =============

  Debt converted to equity......................       $133,500         $  --
                                                   =============  =============

  Options and common stock issued
     related to film costs......................       $226,000         $  --
                                                   =============  =============

                           See accompanying notes.

                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Nature of Operations and Summary of Significant Accounting
Policies

Nature of Operations and Consolidation - The consolidated financial statements include the accounts of American Champion Entertainment, Inc. (the "Company") and its wholly owned subsidiary, America's Best Karate ("ABK") which owns 100% of American Champion Media, Inc. ("AC Media"). American Champion Entertainment and American Champion Media were formed during 1997. Pursuant to an Agreement and Plan of Merger, dated as of July 14, 1997, the Company entered into a reorganization transaction pursuant to which the Company acquired all of the issued and outstanding shares of ABK (the "Reorganization"). The financial statements included herein give effect to the Reorganization in which the Company became the successor to ABK. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements as of December 31, 1996 and for the year then ended reflect the operations of America's Best Karate.

AC Media focuses on operating and managing all media-related programs. These programs consist of fitness information video tapes, books and audio tapes and production of educational television programs for children which emphasize martial arts values and fun. ABK focuses solely on operating and managing the karate studios which are located in the San Francisco Bay Area.

Revenue Recognition - AC Media - Revenue from films is recognized on the accrual method. Film costs are amortized using the individual-film-forecast-computation method which amortizes costs in the ratio that current gross revenues bear to anticipated total gross revenues from all sources. The management of AC Media periodically reviews its estimates of future revenues for each master and if necessary a revision is made to amortization rates and a write down to net realizable value may occur.

ABK - Substantially all ABK's students are required to sign a student enrollment agreement (the "Enrollment Agreement") covering a period from 36 to 48 months to complete a black belt course or a 2nd degree black belt course, respectively. The students have the option to (a) make an initial fee payment equal to 2-5 months of instruction with the remaining amount payable monthly over the remaining term of the agreement, (starting with the month following enrollment), or (b) make one or more lump sum payments for the entire course at a significant discount. Revenues are recognized over the term of the Enrollment Agreement.

A student may cancel an Enrollment Agreement at any time. A refund, if any, is made if the student's advanced payments exceed the elapsed portion of the course, prorated at $75 per month (additional family members prorated at $45 per person per month). The elapsed portion of the course is the number of months between the course starting date and the cancellation date. Fee payments subject to refund are shown in the financial statements as deferred revenue which will be recognized as revenue in the future years if there is no cancellation by the student.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. To reduce credit risk, the Company requires advanced payments from students and thus, no student fees receivable is recorded.

Cash and Cash Equivalents - The Company considers certain highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had cash equivalents of $1,496,000 and $0 at December 31, 1997 and 1996, respectively.

Property and Equipment - Property and equipment is stated at cost. Depreciation for furniture and fixtures and certain equipment is computed using the straight-line method over an estimated useful life of five years. Leasehold improvements are amortized using the straight-line method over the term of the respective leases. Leased assets under capital lease agreements are amortized using the straight-line method over the shorter of the estimated useful lives or the length of the lease terms, ranging from two to five years.

Film Costs - Film costs consist of the capitalized costs related to the production of original film masters for videos and television programs. The net film costs are presented on the balance sheet at the net realizable value for each master.

Fair Values of Financial Instruments - The carrying value of cash, receivables, accounts payable and short-term borrowings approximates fair value due to the short maturity of these instruments. The carrying value of long-term obligations approximates fair value since the interest rates either fluctuate with the lending banks' prime rates or approximate market rate. None of the financial instruments are held for trading purposes.

Reclassifications - Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

Loan Interest Amortization - The value of the stock given to lenders as additional compensation are being amortized over the term of the loans and is included in interest expense in the accompanying statement of operations.

Net Loss Per Share - Statement of Financial Accounting Standards
(SFAS) No. 128 was adopted by the Company during the year ended December 31, 1997. Net loss per share is based on the weighted average outstanding shares issued. Because the Company has a net loss, the common stock equivalents would have an anti-dilutive effect on earnings per share. Accordingly, basic earnings per share and diluted earnings per share are the same.

Income Taxes - Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. The Company and its Subsidiaries file a consolidated tax return.

Note 2 - Uses of Estimates, Risks and Uncertainties

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in these financial statements include the recovery of film costs which has a direct relationship to the net realizable value of the related asset. It is at least reasonably possible that management's estimate of revenue from films could change in the near term which could have a material adverse effect on the Company's financial condition.

Note 3 - Property and Equipment

                                                    1997          1996
                                                 -----------   -----------
  Furniture and fixtures......................      $95,322       $95,322
  Equipment...................................       51,251        34,367
  Leasehold improvements......................       11,938        50,535
  Leased assets...............................      119,899       119,899
  Production equipment........................      230,526          --
                                                 -----------   -----------
                                                    508,936       300,123
  Less accumulated depreciation and
     amortization.............................      253,513       249,263
                                                 -----------   -----------
                                                   $255,423       $50,860
                                                 ===========   ===========

Depreciation expense was $43,407 and $64,409 for the years ended
December 31, 1997 and 1996, respectively. The accumulated depreciation related to the leased assets at December 31, 1997 and 1996 was $119,899 and $105,641, respectively. Depreciation on leases assets is included in depreciation expense.


Note 4 - Film Costs

Film costs consist of the capitalized costs related to the production of videos and program for television as follows:

                                                    1997          1996
                                                 -----------   -----------
Television program
  The Adventures of Kanga Roddy - in
     process..................................   $2,342,120      $400,894
Videos
  Montana Exercise Video......................      148,253       140,753
  Strong Mind Fit Body........................       18,042       123,042
  Production equipment........................   -----------   -----------
                                                  2,508,415       664,689
  Less accumulated amortization...............       62,998         4,685
                                                 -----------   -----------
                                                  2,445,417       660,004
  Less current portion of film costs..........      655,500          --
                                                 -----------   -----------
  Long-term portion of film costs.............   $1,789,917      $660,004
                                                 ===========   ===========

Production of the first seven episodes of The Adventures of Kanga
Roddy was completed during 1997. The remaining six episodes are expected to be completed in early 1998. Both videos were completed in 1996, but only the Strong Mind Fit Body video has been partially released. During 1997 management wrote down the capitalized costs for this video by $105,000.

Note 5 - Notes Payable, Related Parties

All outstanding loans payable to related parties, with the exception of $37,255 were subsequently paid with proceeds from the Company's Initial Public Offering ("IPO") consummated on
August 5, 1997. This note bears interest at 12% and is unsecured.
The note has been classified as current, as the non-current portion is not material.

Note 6 - Long-Term Debt

Long-term debt consists of a credit line with a bank pursuant to which the Company has borrowed approximately $35,000 (the maximum amount available), repayment of which is made at the monthly rate of 2% of the outstanding balance of the borrowing. Other than the bank loan and an immaterial amount owed to another bank, the Company does not presently maintain any other borrowing facility or have any indebtedness to financial institutions.

The Company also has loans from three individuals and a bank totaling $30,970, with interest at rates ranging from 13% to 14%, maturing through June 2000.

Note 7 - Income Taxes

Reconciliation of the Federal statutory tax rate of 34% and state tax rate of 9.3% to the recorded amounts are as follows:

                                                    1997          1996
                                                 -----------   -----------
  Federal tax benefit at statutory rates......    ($274,000)    ($217,532)
  State tax benefit at statutory rates........      (75,000)      (59,501)
  Other.......................................      (13,000)       31,033
  Increase in valuation allowance.............      362,000       246,000
                                                 -----------   -----------
                                                    $  --         $  --
                                                 ===========   ===========

The Company has net operating loss (NOL) carryforwards for federal income tax purposes of approximately $1,250,000, and for state income tax purposes of approximately $625,000, the benefits of which expire in 2011 through 2012. The NOLs created by the Company's subsidiaries prior to their acquisition and the NOLs created as a consolidated group subsequent to the reorganization described in Note 1, may have limitations related to the amount of usage by each subsidiary or the consolidated group as described in the Internal Revenue Code.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                    1997          1996
                                                 -----------   -----------
DEFERRED TAX ASSETS
  NOL carryford...............................     $500,000       $  --
  Deferred revenue............................      217,000       223,000
  Other.......................................       36,000        28,000
  Valuation allowance.........................     (608,000)     (246,000)
                                                 -----------   -----------
                                                    145,000         5,000
                                                 -----------   -----------

DEFERRED TAX LIABILITIES
  Accounts receivable.........................      127,000          --
  Depreciation................................       18,000         5,000
                                                 -----------   -----------
                                                    145,000         5,000
                                                 -----------   -----------
                                                    $  --         $  --
                                                 ===========   ===========

SFAS No. 109 requires the Company to record a valuation allowance when it is "more likely than not that some portion of the deferred tax asset will not be realized." Management believes that some of the excess NOL carryforwards over temporary differences may be utilized in future periods. However, due to the uncertainty of future taxable income, a valuation allowance for the net amount of the deferred tax assets and liabilities has been recorded at December 31, 1997 and 1996.


Note 8 - Lease Commitments

The Company leases facilities under operating leases and gym equipment under capital leases that range from two to six years and expire at various dates through 2000. Some leases have options to renew for additional terms and some require additional increases as defined.

Future minimum lease payments under these leases are:

                                                   Capital      Operating
                                                 -----------   -----------
  1998........................................      $11,616      $156,086
  1999........................................        6,858       132,828
  2000........................................         --          37,153
                                                 -----------   -----------
  Total minimum lease payments................       18,474      $326,067
  Less amount representing interest...........        1,752    ===========
                                                 -----------
  Present value of net minimum lease payments.       16,722
  Less current portion of obligations under
     capital lease............................       10,157
                                                 -----------
  Non-current portion of obligations under
     capital lease............................       $6,565
                                                 ===========

Total rent expense was $382,928 and $496,212 for the years ended
December 31, 1997 and 1996, respectively.

Management of the Company has developed a plan to close certain studios related to its karate studio segment. As of December 31, 1997, the Company has accrued $57,000 to account for the estimated costs to be incurred in future periods related to studios which have been closed. The accrual is included in accounts payable and accrued expenses in the accompanying balance sheet.

Note 9 - Commitments and Contingencies

In September 1996, the Company entered into an agreement with the director of The Adventures With Kanga Roddy television program, whereby the director would receive 2% in the distribution of net profits from the TV broadcasting, syndication, and video sales of the first 13 episodes of that program.

The Company has entered into a distribution agreement with KTEH, the public broadcasting system ("PBS") station serving the San Jose, California area, for the exclusive right to distribute the Kanga Roddy Series throughout the United States for a two-year period. Under the terms of the Distribution Agreement, the Company will receive $430,000 which is based on delivery of 13 episodes to KTEH. At December 31, 1997, the Company had recognized revenue of $215,000 which was based on delivery of the first seven episodes. In addition, the Company is entitled to 85% of any distribution fees collected by KTEH in excess of $505,000. Under the Distribution Agreement, the Company has also committed to sharing with KTEH (i) 8% of all revenues from the sale and licensing of products such as video tapes, books and music tapes and (ii) 5% of gross profits of the Company from the sale and licensing of toys and clothing. The Company has also granted KTEH a right of first refusal with respect to rights to the Kanga Roddy Series not granted to KTEH in the Distribution Agreement.

In June 1997, the Company and SEGA entered into an agreement appointing SEGA as the Company's non-exclusive agent for purposes of licensing and merchandising the "Kanga Roddy" trademark, brand name and logo at a licensing show in New York. In such agreement, SEGA agreed to introduce the Company to prospective sub-licensees in consideration of an amount equal to 30% of all revenues earned by the Company under any agreement entered into during the two year period following execution of the agreement by the Company with any person or entity introduced to the Company by SEGA. Pursuant to such agreement, SEGA is not subject to any minimum sales requirement.

The Company has entered into an agreement with the two participants of the Montana Exercise Video in which a royalty fee of $1 will be paid for each tape sold.

Note 10 - Related Party Transactions

During 1997 the Company paid consulting fees of $60,000 to two shareholders for story lines and scripts for the production of the television series " The Adventures with Kanga Roddy".

Advances to stockholders were $114,773 and $92,083 at December 31, 1997 and 1996, respectively.

During 1997, the Company obtained from a shareholder a $119,300 non-interest bearing loan which was repaid during 1997.

During 1996, ABK borrowed $333,800 from six of its stockholders. During 1997, additional loans of $89,227 were borrowed from five other shareholders. Additionally, a total of $133,500 unsecured loans were converted into 53,400 shares of ACE common stock during 1997. As additional compensation to these stockholders, a total of 18,400 shares of ACE and 455.5 shares of ABK (12,800 ACE shares) common stock with values of $92,000 and $21,636 were issued to them as of December 31, 1997 and December 31, 1996, respectively. Management determined the assigned value with reference to the selling prices of similar shares during the time period in which such shares were issued. Substantially all of these loans were repaid during 1997. At December 31, 1996, the loans are presented net of unamortized loan charges of $16,464. During 1997 these amounts were charged to expense when the loans were repaid. For the year ended December 31, 1996, $5,172, of unamortized loan charges were expensed in the statement of operations.

In 1996, the Company borrowed $10,000 from an individual related to another individual who is an officer, director and stockholder. The loan bears interest at the rate of 15% and initially matured in July 1997. The loan was converted to 4,000 shares of ACE common stock during 1997.

In November 1996, the Company agreed to pay to two participants of the Montana Exercise Video the sum of $50,000 from the proceeds of the intended initial public offering and another $50,000 will be paid 30 days prior to the release date. These two participants are stockholders of the Company.

During 1996, ABK issued S corporation distributions of $12,518, to three stockholders.

Note 11 - New Authoritative Pronouncements

In June 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130 and SFAS No. 131 and in February 1998 issued SFAS No. 132. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for reporting operating segments, products, and services, geographic areas, and major customers. SFAS No. 132 revises employers' disclosures about pension and other post-retirement benefit plans. The standards become effective for fiscal years beginning after December 15, 1997. Management plans to adopt these standards in the year ending December 31, 1998. Management believes the provisions of SFAS Nos. 130, 131 and 132 will not have a material effect on the financial condition or reported results of operations.

Note 12 - Industry Segments

The Company is involved in the development of educational television programs and fitness videos and operates a chain of karate studios which are segmented into two categories for reporting purposes. Television and videos reflect the activities related to the development and production of educational television programs and fitness videos. Tuition and related fees includes activities related to operations of karate studios.

The relative contributions to net sales, income from operations and identifiable assets of the Company's two industry segments for the years ended December 31, 1997 and 1996 are as follows:

                                                    1997          1996
                                                 -----------   -----------
Net sales (1):
  Tuition and related fees....................     $921,158    $1,031,407
  Video and television........................      215,000        19,146
  Corporate...................................       43,395          --
                                                 -----------   -----------
  Net sales...................................   $1,179,553    $1,050,553
                                                 ===========   ===========

Depreciation and amortization:
  Tuition and related fees....................      $32,810       $59,724
  Video and television........................       68,597         4,685
                                                 -----------   -----------
  Depreciation and amortization...............     $101,407       $64,409
                                                 ===========   ===========

Capital expenditures:
  Tuition and related fees....................      $12,080        $7,014
  Video and television........................    2,184,303       350,364
                                                 -----------   -----------
  Capital expenditures .......................   $2,196,383      $357,378
                                                 ===========   ===========

Income (loss) from operations:
  Tuition and related fees....................    ($643,345)    ($475,439)
  Video and television........................       43,642      (166,144)
  Corporate...................................     (201,713)         --
                                                 -----------   -----------
  Net loss....................................    ($801,416)    ($641,583)
                                                 ===========   ===========

Identifiable assets (2):
  Tuition and related fees....................     $216,241      $100,517
  Video and television........................    2,884,565       729,848
                                                 -----------   -----------
  Totals......................................    3,100,806       830,365
  Add: Corporate...............................   1,862,989       139,125
                                                 -----------   -----------
  Assets......................................   $4,963,795      $969,490
                                                 ===========   ===========

[1] There were no sales between industry segments.
[2] Corporate and other assets are principally cash, receivables, and prepaid expenses.

Note 13 - Employment Agreements

During 1997, the Company entered into employment agreements with each of Mr. Chung, Mr. Chan, Mr. Berryessa, and Mr. Hutchins. Each agreement has a term of five years except Mr. Hutchins which is two years. Pursuant to the agreements, the Company will pay to these individuals a base salary of $100,000, $100,000, $65,000 and $39,600 per year, respectively. Each agreement also provides for the following bonuses: (i) options to purchase 87,500, 87,500, 25,000 and 20,000 shares of Common Stock of the Company, respectively, exercisable at 120% of the public Offering price of the Common Stock of the Company upon consummation of the Offering ($6 per share) and (ii) $200,000, $200,000, $100,000 and $100,000, respectively, if all of the Warrants issued to the public in the Offering are exercised by the holders thereof within the five-year (two years for Mr. Hutchins) exercise period of such Warrants. In addition, the executives are also entitled to certain fringe benefits. If any of these individuals is terminated other than for cause, death or disability, the Company is obligated to pay such executive an amount equal to his base salary then in effect for the remaining term of the agreement.

Note 14 - Stock Plans

The Stock Plan was adopted by the Board of Directors and stockholders of the Company during 1997. The total number of shares of Common Stock subject to issuance under the Stock Plan is 400,000, subject to adjustments as provided in the Plan. The Plan provides for the grant of stock options, stock appreciation rights ("SARs") and other stock awards to employees of the Company or any consultant or advisor engaged by the Company who renders bona fide services to the Company; provided, that such services are not in connection with the offer or sale of securities in a capital raising transaction. The Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). Stock options may be granted by the Committee on such terms, including vesting and payment forms, as it deems appropriate in its discretion; provided, that no option may be exercised later than ten years after its grant, and the purchase price for incentive stock options and non-qualified stock options shall not be less than 100% and 85% of the fair market value of the Common Stock at the time of grant, respectively.

In the event of a change in control of the Company, the Committee retains the discretion to accelerate the vesting of stock options and SARs and to remove restrictions on transfer of restricted stock awards. Unless terminated by the Board of Directors, the Plan continues until December 2007. The Plan provides for the automatic grant to each of the Company's non-employee directors of
(i) an option to purchase 5,000 shares of Common Stock on the date of such director's initial election or appointment to the Board of Directors (the "Initial Grant") and (ii) an option to purchase 2,000 shares of Common Stock on each anniversary thereof on which the director remains on the Board of Directors (the "Annual Grant"). The options will have an exercise price of 100% of the fair market value of the Common Stock on the date of grant and have a 10-year term.

Note 15 - Common Stock

During the year ended December 31, 1997, the Company sold 1,300,000 shares of its common stock at $5 per share and 1,495,000 warrants to purchase the Company's common stock at $.10 per warrant, in a public offering. Each warrant entitles the registered holder to purchase one share of common stock at $6.50 per share at any time through August 2002. During 1997 and 1996, the Company incurred costs of $1,407,964 and $66,544, respectively, related to the offering. The costs incurred during 1996 were deferred at December 31, 1996, and are included in other assets. These costs were charged against the proceeds of the stock offering in 1997.

At the time of the public offering the Company offered to certain stockholders of the Company who previously purchased common stock of ABK, the right to rescind their previous purchase and receive the return to the purchase price paid plus interest. The total number of shares subject to rescission was 684,619 (ACE shares). One stockholder rescinded 16,000 shares at $40,000. The rescission offer expired October 1, 1997.

During 1997 certain "founding" stockholders of the Company canceled 228,622 shares of common stock. These stockholders received no proceeds related to cancellation of these shares.

Note 16 - Stock Options

At December 31, 1997, there were 400,000 options authorized and 393,000 options outstanding under the Company's Stock Plan. No options were exercised or canceled during the year.

Stock options granted to non-employees for services provided to the Company are accounted for under by Statement of Financial Accounting No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." At December 31, 1997, the Company accounted for 100,000 options which were issued in connection with the production of The Adventures With Kanga Roddy under this method. These options were valued at $200,000 and are included in film costs and additional paid in capital in the accompanying balance sheet.

The Company applies the intrinsic value based method prescribed by Accounting Principals Board Opinion No. 25 "Accounting for Stock Issued to Employees," in accounting for employee stock options. Accordingly, compensation expense is recognized only when options are granted with a discounted exercise price. Any such compensation expense is recognized ratably over the associated service period, which is generally the vesting term. At December 31, 1997, the Company accounted for 293,000 options under this method.

Pro forma net earnings and earnings per share information, as required by SFAS 123, has been determined as if the Company had accounted for employee stock options under SFAS 123's fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1997: risk free interest rate of 6.25 percent; dividend yield of 0 percent; expected option life of 7 years; and volatility of 42 percent.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the two-year average vesting period of the options. The Company's pro forma net loss for 1997 was $(1,049,000) and pro forma net loss per share was $(.33).

                                            Shares of Common Stock
                                    -----------------------------------
                                     Available
                                        for
                                    Exercise of   Options
                                     Options/      Under
                                       Award       Plan      Warrants
                                    ----------- ----------- -----------
Balance, December 31, 1996......          --          --          --
  Authorized....................       400,000        --          --
  Granted.......................      (393,000)    393,000   1,495,000
                                    ----------- ----------- -----------
Balance, December 31, 1997......         7,000     393,000   1,495,000
                                    =========== =========== ===========

No options were exercised or lapsed during 1997.

     The following table summarizes information about stock options and warrants outstanding as of December 31, 1997:

                                                        Options and Warrants
                Options and Warrants Outstanding            Exercisable
               ------------------------------------  ------------------------
                             Weighted
                              Average    Weighted                  Weighted
                             Remaining    Average                   Average
                  Number    Contractual  Exercise       Number     Exercise
               Outstanding     Life        Price     Exercisable     Price
               ------------ ----------- -----------  ------------ -----------
Options....        393,000         7.6       $5.61       368,000       $5.61

Warrants...      1,495,000         4.6        6.50     1,495,000        6.50


Note 17 -Year 2000

In the opinion of management, no material adverse effect on either results of operations or financial position is anticipated due to the modifications or replacement of existing information systems in order to accommodate year 2000 implications.

                           INDEX TO EXHIBITS

Exhibit No.                 Exhibit


    1.1*     Form of Underwriting Agreement
    3.1*     Amended and Restated Certificate of Incorporation
    3.2*     Bylaws
    4.1*     Specimen stock certificate
    4.2*     Warrant Agreement with form of Warrant
    4.3*     Form of Underwriters' Warrant
    5*       Opinion of Sheppard, Mullin, Richter & Hampton LLP
   10.1*     1997 Stock Plan
   10.2*     Form of Stock Option Agreement for 1997 Stock Plan
   10.3*     1997 Non-Employee Directors Stock Option Plan
   10.4*     Form of Non-Employee Directors Stock Option Agreement
   10.8*     Promissory Note dated December 15, 1994 made payable by Messrs.
             Chung and Chan and their wives in favor of Michael Triantos M.D.
             Inc. Money Purchase and Profit Sharing Pension Plans Trust
   10.9*     Employment Agreement between the Company and George Chung dated
             March 4, 1997, effective upon the closing date of the Offering
   10.10*    Employment Agreement between the Company and Anthony Chan dated
             March 4, 1997, effective upon the closing date of the Offering
   10.11*    Employment Agreement between the Company and Don Berryessa dated
             March 4, 1997, effective upon the closing date of the Offering
   10.12*    Employment Agreement between the Company, AC Media and Jan
             Hutchins dated March 4, 1997, effective upon the closing date of the Offering
   10.13*    Convertible Loan Agreement dated as of May 5, 1995, between ABK and David Y. Lei
   10.15*    Amended Deal Memo between ABK and Rick Fichter dated February
             23, 1997, with respect to payments related to the Kanga Roddy
             Series
   10.17*    Form of Indemnification Agreement
   10.19*    Letter dated October 29, 1996 from the Company to Tim Pettitt regarding certain payments to the Montanas
   10.20*    Distribution Agreement dated June 18, 1996 by and between
             America's Best Karate and InteliQuest
   10.21*    Distribution Agreement, dated May 6, 1997, by and between KTEH,
             San Jose Public Television and American Champion Media, Inc.
   10.22*    Letter Agreement, dated June 1997, between AC Media, Inc. and
             Sega of America, Inc.
   10.23*    Business Loan Agreement between America's Best Karate and Karen
             Shen
   10.24*    Business Loan Agreement between America's Best Karate and Thomas
             J. Woo
   10.25     Licensing Agent Agreement, dated July 25, 1997, between American
             Champion Media, Inc. and Sega of America, Inc.
   21.1*     Subsidiaries of the Registrant
   23.1      Consent of Moss Adams, LLP
   27.1      Financial Data Schedule

-------------------------
* Filed as an exhibit with the registrant's Form SB-2 filed with SEC on March 21, 1997 or Form SB-2/A filed March 3 and June 20, 1997 and incorporated by reference herein.