Form 10QSB
period 1998-03-31
AMERICAN CHAMPION ENTERTAINMENT INC
filed 1998-05-15
CIK 1034840

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1998

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

                  Yes .....       No .....      Not Applicable ..X..

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Class                                Outstanding at March 31, 1998
---------------------                         --------------------------------
Common Stock, $.0001                                 3,832,345 shares
    par value

Transitional Small Business Disclosure Format (check one)

                  Yes .....       No ..X..


Exhibit Index on Page 27

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                                   Form 10-QSB
                                 March 31, 1998

                                TABLE OF CONTENTS


PART I - Financial Information

    Item 1. Financial Statements

         Consolidated Balance Sheet
         as of March 31, 1998

         Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997

         Consolidated Statements of Cash Flows for the three month periods ended March 31, 1998 and 1997

         Notes to Consolidated Financial Statements

    Item 2.  Management's Discussion and analysis of
             Financial Condition and Results of Operations


PART II - Other Information

         Item 1. Legal Proceedings

         Item 6.  Exhibits and Reports on Form 8-K


Signatures

Exhibit Index

Exhibit

                          PART I -FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.


                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                     Condensed Consolidated Balance Sheets

                                                 March 31,     December 31,
                                                 1998          1997
                                                 ------------  ------------
                     Assets                      (unaudited)
Current assets:
  Cash.......................................       $554,169    $1,795,657
  Account receivable.........................        220,817       220,817
  Loans receivable, related parties..........        114,723       114,773
  Current portion of note receivable                   6,401             0
  Current portion of film costs..............      1,200,000       655,500
  Prepaid expenses and other.................         80,119        96,556
                                                 ------------  ------------
  Total current assets.......................      2,176,229     2,883,303

Property and equipment, net..................        253,176       255,423

Other Assets
  Film costs, net..............................    2,359,574     1,789,917
  Note receivable                                     46,458             0
  Other assets.................................       31,552        35,152
                                                 ------------  ------------
                                                  $4,866,989    $4,963,795
                                                 ============  ============
          Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses......       $381,047      $199,344
  Deferred revenues, current portion.........        244,912       282,056
  Loans payable, related parties.............         35,503        37,255
  Long-term debt, current portion............          5,183         5,856
  Obligations under capital leases,
    current portion..........................         10,464        10,157
  Other......................................          4,216         4,216
                                                 ------------  ------------
  Total current liabilities..................        681,325       538,884
                                                 ------------  ------------
Long-term liabilities:
  Deferred revenues..........................        163,215       261,464
  Long-term Debt.............................         57,078        58,343
  Obligations under capital leases...........          3,830         6,565
  Other......................................          2,108         4,216
                                                 ------------  ------------
  Total long-term liabilities................        226,231       330,588
                                                 ------------  ------------

Stockholders' Equity:
  Common stock, $.0001 par value, 3,832,345 o.t.   5,529,419     5,529,419
  Common stock warrants......................        149,500       149,500
  Accumulated deficit........................     (1,719,486)   (1,584,596)
                                                 ------------  ------------
  Total stockholders' equity ................      3,959,433     4,094,323
                                                 ------------  ------------
                                                  $4,866,989    $4,963,795
                                                 ============  ============

                      See accompanying notes.

                        AMERICAN CHAMPION ENTERTAINMENT, INC.
                   Condensed Consolidated Statements of Operations
                                  (unaudited)

                                     Three Months Ended
                                         March 31,
                                    ---------------------
                                    1998       1997
                                    ---------- ----------
REVENUE:
  Tuition and related fees.........  $126,905   $255,950
  Accessories and video sales......    13,401     22,238
  Film income......................   215,000       --
  Interest income..................    26,692       --
                                    ---------- ----------
  Total revenue....................   381,998    278,188
                                    ---------- ----------
COSTS AND EXPENSES:
  Cost of sales....................     8,711     14,572
  Amortization of film costs.......    73,332       --
  Salaries and payroll taxes.......   215,634    193,028
  Rent.............................    84,616    124,299
  Selling, general and
    administrative.................   236,117     55,878
  Interest.........................     8,901     50,385
                                    ---------- ----------
  Total costs and expenses.........   627,311    438,162
                                    ---------- ----------
Net Loss From Operations............($245,313) ($159,974)

Gain On Sale Of Studio                115,473          0

Net Loss Before Income Tax           (129,840)  (159,974)

Income Tax                              5,050          0

Net Loss                             (134,890)  (159,974)

Accumulated Deficit                (1,719,486) (1,584,596)

Weighted average number of shares
  outstanding......................  3,832,345  2,515,700
                                    ========== ==========

Net loss per share.................    ($0.04)    ($0.06)
                                    ========== ==========

                      See accompanying notes.

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                 Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                      -----------------------
                                                      1998        1997
                                                      ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................       ($134,890)  ($159,974)
Adjustments to reconcile net loss to
  net cash used for operating activities:
    Gain on sale of studio......................       ($115,473)         $0
    Depreciation and amortization...............          88,805      12,782
    Interest amortization, debt issue costs.....               0      20,998
    Rent concession amortization................          (2,108)     (1,054)
Decrease in:
  Prepaid expenses and other....................          20,087       4,053
Increase in:
  Accounts payable and accrued expenses.........         181,703     (12,761)
  Deferred revenues.............................         (72,779)    (65,358)
                                                      ----------- -----------
     Net cash used for operating activities.....         (34,655)   (201,314)
                                                      ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..............         (13,226)      --
Payments for film costs.........................      (1,187,489)    (33,189)
Advances to stockholders........................               0     (21,278)
Deposits........................................               0       4,694
                                                      ----------- -----------
     Net cash used for investing activities.....      (1,200,715)    (49,773)
                                                      ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stocks.........               0     248,020
Deferred Offering costs.........................               0     (91,418)
Proceeds of short-term debts....................               0      (4,430)
Payments of loans from related parties                    (1,752)    103,142
Payments on long-term debt......................          (1,938)    (11,921)
Principal payments on capital leases............          (2,428)     (5,494)
                                                      ----------- -----------
     Net cash provided by financing activities..          (6,118)    237,899
                                                      ----------- -----------
NET INCREASE IN CASH............................      (1,241,488)    (13,188)
CASH, beginning of period.......................       1,795,657      28,763
                                                      ----------- -----------
CASH, end of period.............................        $554,169     $15,575
                                                      =========== ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest....................................          $8,901     $25,552

    State income taxes..........................          $5,050        $800



NON-CASH TRANSACTIONS
  During the three months ended March 31, 1998, the Company sold a karate studio in which the Company received a note receivable with a net present value of $52,859 and wrote off deferred revenue of $62,614.

                      See accompanying notes.

PART I -        FINANCIAL INFORMATION

Notes to Consolidated Financial Statements


Note 1 - Nature of Operations and Summary of Significant Accounting
Policies

Nature of Operations and Consolidation - The consolidated financial statements include the accounts of American Champion Entertainment, Inc. (the "Company") and its wholly owned subsidiary, America's Best Karate ("ABK") which owns 100% of American Champion Media, Inc. ("AC Media"). The Company and AC Media were formed during 1997. Pursuant to an Agreement and Plan of Merger, dated as of July 14, 1997, the Company entered into a reorganization transaction pursuant to which the Company acquired all of the issued and outstanding shares of ABK (the "Reorganization"). The financial statements included herein give effect to the Reorganization in which the Company became the successor to ABK. All significant intercompany accounts and transactions have been eliminated in consolidation.


AC Media focuses on operating and managing all media-related programs for the Company. These programs consist of fitness information video tapes, books and audio tapes and production of educational television programs for children which emphasize martial arts values and fun. ABK focuses solely on operating and managing the Company's karate studios which are located in the San Francisco Bay Area.

Significant accounting policies of the Company are set forth in the Company's financial statements for the year ended December 31, 1997 included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission ("SEC") on March 30, 1998.


Note 2 - Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for completed financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at March 31, 1998 and the results of its operations and its cash flows for the three months periods ended March 31, 1998 and 1997.
The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1997 included in the Company's Form 10-KSB as filed with the SEC on March 30, 1998.

Note 3 - Uses of Estimates, Risks and Uncertainties

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



Note 4 - Film Costs

Film costs consist of the capitalized costs related to the production of videos and program for television as follows:

Television program
         Adventures With Kanga Roddy                          $3,529,610
         Videos
           Montana Exercise Video                                148,253
           Strong Mind Fit Body                                   18,042
                                                                --------
                                                               3,695,905
                                                                --------
         Less accumulated depreciation                           136,331
                                                                --------
                                                               3,559,574

         Less current portion of film costs                    1,200,000
                                                                --------
         Long-term portion of film costs                      $2,359,574
                                                              ==========


Production of the first seven episodes of The Adventures of Kanga Roddy was completed during 1997. Six additional episodes were completed during the three months ended March 31, 1998. Both videos were completed in 1996, but only the Strong Mind Fit Body video has been released.

Note 5 - Related Party Transactions

Advances to stockholders were $114,723 at March 31, 1998.

In November 1996, the Company agreed to pay to two participants of the Montana Exercise Video the sum of $50,000 from the proceeds of the intended initial public offering and another
$50,000 will be paid 30 days prior to the release date. These two participants are stockholders of the Company.



Note 6 - Sale of Karate Studio

During the three months ended March 31, 1998, the Company sold a karate studio to the general manager. The Company received a note receivable of $52,859 due in 70 monthly payments of $1,000 including interest imputed at 10%. The Company has guaranteed payments of the studio lease which are $4,673 per month through March 2000. The Company retained all advance payments of enrollment fees which were $156,536 at March 31, 1998; however, the Company is liable for any future refunds to students enrolled prior to March 31, 1998. The Company reduced the liability for advance payments of enrollment fees to $94,000 which is included in deferred revenue. Management will evaluate this liability quarterly in light of cancellations to date and expected future cancellations.

Note 7 - Subsequent Events

Subsequent to the end of the quarter, the Company entered into an Engagement Agreement with a finder for equity financing. Terms are yet to be determined.

PART I -        FINANCIAL INFORMATION

ITEM 2 -        Management's Discussion And Analysis Of
                Financial Condition And Results Of Operations


Forward Looking Information

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

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended March 31, 1998. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.


Results of Operations

        Revenues. For the three months ended March 31, 1998, the Company's total revenue increased to $381,998, an increase of $103,810 or 37% as compared to total revenue for the three months ended March 31, 1997 of $278,188.

        The Company's revenues from the operation of its karate studios for the three months ended March 31, 1998 was $126,905, a decrease of 50% from revenues of $255,950, for the three months ended March 31, 1997. The decrease is attributable to the reduction in the number of karate studios. In 1997, the Company closed five schools, two in Nevada and three in California which were not operating profitably. On March 31, 1998, the Company sold a studio to a former employee of the Company for $52,859 which was paid in the form of a promissory note which provides for 70 monthly payments of $1,000 including interest.

        For the three months ended March 31, 1998, the Company recognized $215,000 in film income. Film income was derived from the delivery of six episodes of the television show "Adventures with Kanga Roddy" to KTEH pursuant to the Distribution Agreement with KTEH dated May 6, 1997

        The Company's interest income of $26,692 was earned from investment of the proceeds from the Company's initial public offering.

        Costs and Expenses. The Company's revenue from its karate studios and film business were offset by amortization of film costs of $73,332, calculated in proportion to the revenue generated by the television show in this first quarter to total expected revenues from the television show.

        The Company's expenses for salaries and payroll taxes increased by $22,606 or 12% for the three months ended March 31, 1998 from $193,028 for the comparable period in 1997. The increase was mainly the result of increases in administrative, film production and marketing personnel. Total selling, general and administrative expenses increased by $180,239 for the three months ended March 31, 1998 from $55,878 for the comparable period in 1997. This increase is primarily due to promotional expenses related to the television show, depreciation of production equipment and legal and accounting fees.

        Interest expense decreased $41,484 or 82% for the three months ended March 31, 1998 from $50,385 for the comparable period in 1997. This decrease in expense is attributable to the payoff of loans in 1997 with proceeds from the Company's IPO. Rent expense also decreased to $84,616 for the three month period ended March 31, 1998 from $124,299 for the comparable period in 1997, a decrease of 32%. The decrease in rent expense is primarily attributable to the closure of karate studios.

        As a result of the foregoing factors, the Company's net loss decreased by $25,084 or 16% from $159,974 for the three months ended March 31, 1997 to
$134,890 for the three months ended March 31, 1998.   Net loss per share
decreased from $0.06 for the three months ended March 31, 1997 to $0.04 for the comparable period in 1998. Weighted average number of shares outstanding increased from 2,515,700 for the three months ended March 31, 1997 to 3,832,345 for the comparable period in 1998 due to the Company's initial public offering in August 1997.

Liquidity And Capital Resources

        Cash decreased for the three months ended March 31, 1998 by $1,241,488 of which $1,200,715 was for investing activities related to the production of the Adventures With Kanga Roddy show. Net operating cash loss was $34,655 and the balance of $6,118 was used in financing activities.

        As of March 31, 1998, total long-term debt was $62,261 and loans payable to related parties was $35,503. In addition, deferred revenues were $244,912 (current portion) and $163,215 (long-term liabilities) at March 31, 1998. Deferred revenues are primarily pre-paid tuition for the karate studios which cannot be immediately recognized. In connection with the sale of the studio discussed above, the Company retained all advance payments of tuition which were $156,536 at March 31, 1998 but adjusted this for future estimated refunds to students enrolled prior to March 31, 1998 to $94,000. This amount is included in deferred revenue.

Recent Developments

On April 20, 1998, the Company entered into a Continuing Distribution Agreement with KTEH for the distribution of 26 more half- hour Kanga Roddy shows and two one-hour specials. Under the Continuing Distribution Agreement, KTEH receives the exclusive domestic broadcast rights to the new episodes for two years and agrees to pay the Company $30,000 for each half-hour program and $60,000 for each of the two one- half hour shows. In anticipation of its need for additional working capital to produce the additional 28 episodes of the Kanga Roddy series, the Company engaged JW Charles Securities, Inc. on April 24, 1998 to assist the Company in identifying sources of financing. There can be no assurance that such financing will be available, or, if available, will be on terms satisfactory to the Company or not dilutive of existing shareholders.

        On April 29, 1998, the Company executed a sponsorship agreement with Sara Lee Corporation, the parent company of Hanes, which provides for Hanes' corporate sponsorship of the Adventures With Kanga Roddy show. It is anticipated that basketball legend Michael Jordon will star in the Hanes campaigns.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On April 24,1998, the Company filed a Complaint for Declaratory Relief in the U.S. District Court, Northern District of California, against William Charles Jeffreys, requesting a judicial determination of the Company's rights in certain intellectual property associated with the Adventures with Kanga Roddy
show, and that Mr. Jeffreys has no  such rights.   The Company disputes all
claims of Mr. Jeffreys to an interest in certain of the Company's intellectual property and intends to vigorously protect its ownership and rights to such intellectual property.


Item 6.  Exhibits and Reports on Form 8-K.

        (a)     Exhibits.  See the Exhibit Index beginning on page 15.

        (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.


SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN CHAMPION ENTERTAINMENT, INC.
                                    (Registrant)

Dated:  May 15, 1998                By:  /s/ Anthony K. Chan
                                        Anthony K. Chan, Chief Executive Officer
                                        and Chief Financial Officer

                           INDEX TO EXHIBITS

Exhibit No.                 Exhibit


   1.1*     Form of Underwriting Agreement
   3.1*     Amended and Restated Certificate of Incorporation
   3.2*     Bylaws
   4.1*     Specimen stock certificate
   4.2*     Warrant Agreement with form of Warrant
   4.3*     Form of Underwriters' Warrant
   5*       Opinion of Sheppard, Mullin, Richter & Hampton LLP
  10.1*     1997 Stock Plan
  10.2*     Form of Stock Option Agreement for 1997 Stock Plan
  10.3*     1997 Non-Employee Directors Stock Option Plan
  10.4*     Form of Non-Employee Directors Stock Option Agreement
  10.8*     Promissory Note dated December 15, 1994 made payable by Messrs.
            Chung and Chan and their wives in favor of Michael Triantos M.D.
            Inc. Money Purchase and Profit Sharing Pension Plans Trust
  10.9*     Employment Agreement between the Company and George Chung dated
            March 4, 1997, effective upon the closing date of the Offering
  10.10*    Employment Agreement between the Company and Anthony Chan dated
            March 4, 1997, effective upon the closing date of the Offering
  10.11*    Employment Agreement between the Company and Don Berryessa dated
            March 4, 1997, effective upon the closing date of the Offering
  10.12*    Employment Agreement between the Company, AC Media and Jan
            Hutchins dated March 4, 1997, effective upon the closing date of the Offering
  10.13*    Convertible Loan Agreement dated as of May 5, 1995, between ABK and David Y. Lei
  10.15*    Amended Deal Memo between ABK and Rick Fichter dated February
            23, 1997, with respect to payments related to the Kanga Roddy
            Series
  10.17*    Form of Indemnification Agreement
  10.19*    Letter dated October 29, 1996 from the Company to Tim Pettitt regarding certain payments to the Montanas
  10.20*    Distribution Agreement dated June 18, 1996 by and between
            America's Best Karate and InteliQuest
  10.21*    Distribution Agreement, dated May 6, 1997, by and between KTEH,
            San Jose Public Television and American Champion Media, Inc.
  10.22*    Letter Agreement, dated June 1997, between AC Media, Inc. and
            Sega of America, Inc.
  10.23*    Business Loan Agreement between America's Best Karate and Karen
            Shen
  10.24*    Business Loan Agreement between America's Best Karate and Thomas
            J. Woo
  10.25**   Licensing Agent Agreement, dated July 25, 1997, between American
            Champion Media, Inc. and Sega of America, Inc.
  10.26     Continuous Distribution Agreement dated April 20, 1998 between
            KTEH, San Jose and American Champion Media, Inc.
  10.27     Sponsorship Agreement dated April 29, 1998 between Sara Lee
            Corporation and American Champion Media, Inc.
  10.28     Engagement Agreement dated April 24, 1998 between JW Charles and American Champion Entertainment, Inc.
  21.1*     Subsidiaries of the Registrant
  23.1**    Consent of Moss Adams, LLP
  27.1      Financial Data Schedule


* Filed as an exhibit with the registrant's Form SB-2 filed with SEC on March 21, 1997 or Form SB-2/A filed March 3 and
       June 20, 1997 and incorporated by  reference herein.

** Filed as an exhibit with the registrant's Form 10-KSB filed with SEC on March 30, 1998 and incorporated by reference herein.