Form 10QSB
period 1998-06-30
AMERICAN CHAMPION ENTERTAINMENT INC
filed 1998-08-07
CIK 1034840

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                Form 1O-QSB

           [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    For the Quarterly Period Ended June 30, 1998

         [  ]   Transition report pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934, For the transition period from
                           ___________ to ____________

                         Commission File Number 333-18967

                       AMERICAN CHAMPION ENTERTAINMENT, INC.
              (Exact Name of Registrant as Specified in its Charter)

            Delaware                                            94-3261987
  (State or Other Jurisdiction or                             (IRS Employer
   Incorporation or Organization)                        Identification Number)

             1694 The Alameda, Suite 100, San Jose, California 95126-2219
                                 (408) 288-8199
    (Registrant's Address of Principal Executive Offices and Telephone Number)

            26203 Production Avenue, Suite 5, Hayward, California 94545 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

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

                 Yes .....                      No .....


APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                          Outstanding at June 30, 1998

  -----------------------               ---------------------------
  Common Stock, $.0001 par value               3,832,345 shares

Transitional Small Business Disclosure Format (check one) Yes  .....  No ..X..

                           Exhibit Index on Page 23

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                                 Form 10-QSB
                                June 30, 1998

                              TABLE OF CONTENTS

                                                                       Page
                                                                       -----

PART I -        Financial Information

        Item 1. Financial Statements                                     3

                Consolidated Balance Sheet as of June 30, 1998           3

                Consolidated Statements of Operations for
                the three month periods and the six month periods
                ended June 30, 1998 and 1997                             4

                Consolidated Statements of Cash Flows for
                the three month periods and the six month periods
                ended June 30, 1998 and 1997                             5

                Notes to Consolidated Financial Statements               7

       Item 2.  Management's Discussion and analysis of
                Financial Condition and Results of Operations           20


PART II -       Other Information

        Item 1. Legal Proceedings                                       22

       Item 6.  Exhibits and Reports on Form 8-K                        22


Signatures                                                              23


Exhibit Index                                                           24


Exhibits                                                                26

PART I -        FINANCIAL INFORMATION

ITEM 1- Financial Statements - (unaudited)

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                      Condensed Consolidated Balance Sheets

                                                 June 30,      December 31,
                                                 1998          1997
                                                 ------------  ------------
                     Assets                      (unaudited)
Current assets:
  Cash.......................................       $144,247    $1,795,657
  Account receivable.........................         50,817       220,817
  Loans receivable, related parties..........        115,137       114,773
  Current portion of note receivable                   6,401             0
  Current portion of film costs..............      1,200,000       655,500
  Prepaid expenses and other.................         79,984        96,556
                                                 ------------  ------------
  Total current assets.......................      1,596,586     2,883,303

Property and equipment, net..................        247,032       255,423

Other Assets
  Film costs, net..............................    2,623,106     1,789,917
  Note receivable                                     46,458             0
  Other assets.................................       31,552        35,152
                                                 ------------  ------------
                                                  $4,544,734    $4,963,795
                                                 ============  ============
          Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses......       $348,215      $199,344
  Deferred revenues, current portion.........        222,491       282,056
  Loans payable, related parties.............         36,477        37,255
  Long-term debt, current portion............          6,307         5,856
  Obligations under capital leases,
    current portion..........................         10,945        10,157
  Other......................................          4,216         4,216
                                                 ------------  ------------
  Total current liabilities..................        628,651       538,884
                                                 ------------  ------------
Long-term liabilities:
  Deferred revenues..........................        104,305       261,464
  Long-term Debt.............................         51,785        58,343
  Obligations under capital leases...........            849         6,565
  Other......................................          2,108         4,216
                                                 ------------  ------------
  Total long-term liabilities................        159,047       330,588
                                                 ------------  ------------

Stockholders' Equity:
  Common stock, $.0001 par value, 3,832,345 o.t.   5,529,419     5,529,419
  Common stock warrants......................        149,500       149,500
  Accumulated deficit........................     (1,921,883)   (1,584,596)
                                                 ------------  ------------
  Total stockholders' equity ................      3,757,036     4,094,323
                                                 ------------  ------------
                                                  $4,544,734    $4,963,795
                                                 ============  ============

                      See accompanying notes.

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                   Condensed Consolidated Statements of Operations
                                  (unaudited)

                                     Three Months Ended     Six Months Ended
                                         June 30,               June 30,
                                    ---------------------  ---------------------
                                    1998       1997        1998       1997
                                    ---------- ----------  ---------- ----------
REVENUE:
  Tuition and related fees.........  $192,027   $171,462    $318,932   $427,412
  Accessories and video sales......     9,475     17,512      22,876     39,750
  Film income......................    31,667       --       246,667          0
  Interest income..................     2,406       --        29,098          0
                                    ---------- ----------  ---------- ----------
  Total revenue....................   235,575    188,974     617,573    467,162
                                    ---------- ----------  ---------- ----------
COSTS AND EXPENSES:
  Cost of sales....................     5,281     11,404      13,992     25,976
  Amortization of film costs.......    11,688       --        85,020          0
  Salaries and payroll taxes.......   182,952    188,110     398,586    381,138
  Rent.............................    73,081    109,567     157,697    233,866
  Selling, general and
    administrative.................   153,809     69,134     389,926    125,012
  Interest.........................     8,761     45,445      17,662     95,830
  Write off of film costs..........         0       --             0          0
  Write off of loan fees...........         0       --             0          0
  Facilities closure costs.........         0       --             0          0
                                    ---------- ----------  ---------- ----------
  Total costs and expenses.........   435,572    423,660   1,062,883    861,822
                                    ---------- ----------  ---------- ----------
Net Loss From Operations............($199,997) ($234,686)  ($445,310) ($394,660)

Gain On Sale Of Studio                      0          0     115,473          0

Net Loss Before Income Tax           (199,997)  (234,686)   (329,837)  (394,660)

Income Tax                              2,400          0       7,450          0

Net Loss                             (202,397)  (234,686)   (337,287)  (394,660)

Accumulated Deficit              (1,921,883) (1,177,840) (1,921,883) (1,177,840)

Weighted average number of shares
  outstanding...................... 3,832,345  2,515,700   3,832,345  2,515,700
                                    ========== ==========  ========== ==========

Basic loss per share..............    ($0.05)    ($0.09)     ($0.09)    ($0.16)
                                    ========== ==========  ========== ==========

                      See accompanying notes.

                              AMERICAN CHAMPION ENTERTAINMENT, INC.
                         Condensed Consolidated Statements of Cash Flows
                                        (unaudited)

                                                       Three Months Ended       Six Months Ended
                                                           June 30,                 June 30,
                                                      -----------------------  -----------------------
                                                      1998        1997         1998        1997
                                                      ----------- -----------  ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................       ($202,397)  ($234,686)   ($337,287)  ($394,660)
Adjustments to reconcile net loss to
  net cash used for operating activities:
    Gain on sale of studio......................              $0          $0    ($115,473)         $0
    Depreciation and amortization...............          29,283      12,229      118,088      25,011
    Write off of film costs.....................               0           0            0       --
    Interest amortization, debt issue costs.....               0      23,016            0      44,014
    Rent concession amortization................               0      (1,054)      (2,108)     (2,108)
    Loss on property and equipment..............               0         440            0         440
    Common stock issued related to salary.......               0           0            0       --
    Common stock issued related to loan fees....               0           0            0       --
Decrease in:
  Accounts receivable...........................         170,000           0      170,000       --
  Prepaid expenses and other....................            (279)    (10,636)      19,808      (6,583)
Increase in:                                                   0           0            0           0
  Accounts payable and accrued expenses.........         (32,832)      8,135      148,871      (4,626)
  Deferred revenues.............................         (81,331)    (21,035)    (154,110)    (86,393)
  Other liabilities.............................               0           0            0       --
                                                      ----------- -----------  ----------- -----------
     Net cash used for operating activities.....        (117,556)   (223,591)    (152,211)   (424,905)
                                                      ----------- -----------  ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..............         (11,450)     (1,618)     (24,676)     (1,618)
Payments for film costs.........................        (275,221)    (23,124)  (1,462,710)    (56,313)
Advances to stockholders........................               0           0            0     (21,278)
Deposits........................................               0       9,172            0      13,866
                                                      ----------- -----------  ----------- -----------
     Net cash used for investing activities.....        (286,671)    (15,570)  (1,487,386)    (65,343)
                                                      ----------- -----------  ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stocks.........               0           0            0     248,020
Proceeds from issuance of warrants..............               0           0            0       --
Deferred Offering costs.........................               0     (20,444)           0    (111,862)
Rescission of common stock......................               0           0            0       --
Proceeds of short-term debts....................               0      95,640            0      91,210
Proceeds (payments) of loans from related
  parties.......................................             974     195,877         (778)    299,019
Payments on long-term debt......................          (4,169)    (27,565)      (6,107)    (39,486)
Principal payments on capital leases............          (2,500)     (5,311)      (4,928)    (10,805)
                                                      ----------- -----------  ----------- -----------
     Net cash provided by financing activities..          (5,695)    238,197      (11,813)    476,096
                                                      ----------- -----------  ----------- -----------
NET INCREASE IN CASH............................        (409,922)       (964)  (1,651,410)    (14,152)
CASH, beginning of period.......................         554,169      15,575    1,795,657      28,763
                                                      ----------- -----------  ----------- -----------
CASH, end of period.............................        $144,247     $14,611     $144,247     $14,611
                                                      =========== ===========  =========== ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest....................................                                  $17,662     $55,068

    State income taxes..........................                                   $5,050      $1,600

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
   Common stock issued for short-term debt......                                       $0     $27,000


  Debt converted to equity......................                                       $0    $133,500


  Options and common stock issued                                                      $0          $0
                                                                               =========== ===========

                      See accompanying notes.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998


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

Note 1 - Nature of Operations and Summary of Significant Accounting Policies (continued)

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

Cash and Cash Equivalents - The Company considers certain highly liquid instruments purchased with original maturities of six months or less to be cash equivalents. The Company had cash equivalents of $20,940 at June 30, 1998.

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

Note 1 - Nature of Operations and Summary of Significant Accounting Policies (continued)

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


Note 3 - Property and Equipment

Furniture and fixtures                                       $   88,910
Equipment                                                        60,355
Leasehold improvements                                            3,228
Leased assets                                                   119,899
Production equipment                                            234,350
                                                               --------
                                                                506,742

Less accumulated depreciation and amortization                  259,710
                                                               --------
                                                             $  247,032
                                                               ========

Depreciation expense was $33,067 for the six months ended
June 30, 1998. The accumulated depreciation related to the leased assets at June 30, 1998 was $119,899.


Note 4 - Film Costs

Film costs consist of the capitalized costs related to the production of videos and program for television as follows:

Television program
         Adventures With Kanga Roddy                          $3,804,830
Videos
           Montana Exercise Video                                148,253
           Strong Mind Fit Body                                   18,042
                                                                --------
                                                               3,971,125
                                                                --------
         Less accumulated depreciation                           148,019
                                                                --------
                                                               3,823,106

         Less current portion of film costs                    1,200,000
                                                                --------
         Long-term portion of film costs                      $2,623,106
                                                              ==========


Production of the first seven episodes of The Adventures of Kanga Roddy was completed during 1997. Six additional episodes were completed during the six months ended June 30, 1998. Both videos were completed in 1996, but only the Strong Mind Fit Body video has been released.


Note 5 - Notes Payable, Related Parties

The note payable to related party bears interest at 12% and is unsecured. The note has been classified as current, as the non-current portion is not material.

Note 6 - Long-Term Debt

Long-term debt consists of a credit line with a bank pursuant to which the Company has a balance of $31,217 outstanding at March 31, 1998, repayment of which is made at the monthly rate of 2% of the outstanding balance of the borrowing. Other than the bank loan and an immaterial amount owed to another bank, the Company does not presently maintain any other borrowing facility or have any indebtedness to financial institutions.

The Company also has loans from three individuals and a bank totaling $26,875, with interest at rates ranging from 13% to 14%, maturing through June 2000.


Note 7 - Income Taxes

Reconciliation of the Federal statutory tax rate of 34% and state tax rate of 9.3% to the recorded amounts are as follows:

Federal tax benefit at statutory rates                        $  (132,000)
State tax benefit at statutory rates                              (20,000)
Other                                                              30,550
Increase in valuation allowance                                   114,000
                                                                 ---------
                                                              $    (7,450)
                                                                 =========

The Company has net operating loss (NOL) carryforwards for federal income tax purposes of approximately $1,350,000 and for state income tax purposes of approximately $675,000, the benefits of which expire in 2011 through 2013. The NOLs created by the Company's subsidiaries prior to the reorganization and the NOLs created as a consolidated group subsequent to the reorganization described in Note 1, may have limitations related to the amount of usage by each subsidiary or the consolidated group as described in the Internal Revenue Code.

Significant components of the Company's deferred tax assets and liabilities are as follows:

DEFERRED TAX ASSETS
  NOL carryforward                                        $  555,000
  Deferred revenue                                           131,000
  Other                                                         -
  Valuation allowance                                       (614,000)
                                                            ---------
                                                              72,000
                                                            ---------

DEFERRED TAX LIABILITIES
  Accounts receivable                                         52,000
  Depreciation                                                20,000
                                                            ---------
                                                              72,000
                                                            ---------
                                                                -
                                                          $
                                                            =========

SFAS No. 109 requires the Company to record a valuation allowance when it is "more likely than not that some portion of the deferred tax asset will not be realized." Management believes that some of the excess NOL carryforwards over temporary differences may be utilized in future periods. However, due to the uncertainty of future taxable income, a valuation allowance for the net amount of the deferred tax assets and liabilities has been recorded at June 30, 1998.


Note 8 - Lease Commitments

The Company leases facilities under operating leases and gym equipment under capital leases that range from two to six years and expire at various dates through 2000. Some leases have options to renew for additional terms and some require additional increases as defined.

Future minimum lease payments under these leases are:

                                                         Capital      Operating

1998                                                   $ 11,615       $  64,134
1999                                                      1,049          90,648
2000                                                       -             15,553
                                                        -------         -------
Total minimum lease payments                             12,665       $ 170,335
                                                                        =======
Less amount representing interest                           871
                                                        -------
Present value of net minimum capital lease payments      11,794
Less current portion of obligations under capital lease  10,945
                                                        -------
Non-current portion of obligations under capital lease $    849
                                                        =======

Management of the Company has developed a plan to close certain studios related to its karate studio segment. As of June 30, 1998, the Company has accrued $57,000 to account for the estimated costs to be incurred in future periods related to studios which have been closed. The accrual is included in accounts payable and accrued expenses in the accompanying balance sheet.


Note 9 - Commitments and Contingencies

In September 1996, the Company entered into an agreement with the director of The Adventures With Kanga Roddy television program, whereby the director would receive 2% in the distribution of net profits from the TV broadcasting, syndication, and video sales of the first 13 episodes of that program.

The Company has entered into a distribution agreement with KTEH, the public broadcasting system ("PBS") station serving the San Jose, California area, for the exclusive right to distribute the Kanga Roddy Series throughout the United States for a two-year period. Under the terms of the Distribution Agreement, the Company will receive $430,000 which is based on delivery of 13 episodes to KTEH. For the period ended June 30, 1998, the Company had recognized revenue of $215,000 which was based on delivery of the remaining six episodes. In addition, the Company is entitled to 85% of any distribution fees collected by KTEH in excess of $505,000. Under the Distribution Agreement, the Company has also committed to sharing with KTEH (i) 8% of all revenues from the sale and licensing of products such as video tapes, books and music tapes and (ii) 5% of gross profits of the Company from the sale and licensing of toys and clothing. The Company has also granted KTEH a right of first refusal with respect to rights to the Kanga Roddy Series not granted to KTEH in the Distribution Agreement.

In April 1998, KTEH agreed to purchase an additional 26 episodes for approximately $900,000. No revenue has been recognized from this transaction as of June 30, 1998.

In June and July 1997, the Company and SEGA entered into two agreements appointing SEGA as the Company's non-exclusive agent for purposes of licensing and merchandising the "Kanga Roddy" trademark, brand name and logo. In such agreements, SEGA agreed to introduce the Company to prospective sub-licensees in consideration of an amount equal to 30% of all revenues earned by the Company under any agreement entered into during the three-year period following execution of the agreement by the Company with any person or entity introduced to the Company by SEGA. Pursuant to such agreement, SEGA is not subject to any minimum sales requirement.

The Company has entered into an agreement with the two participants of the Montana Exercise Video in which a royalty fee of $1 will be paid for each tape sold.


Note 10 - Related Party Transactions

Advances to stockholders were $115,137 at June 30, 1998.

In November 1996, the Company agreed to pay to two participants of the Montana Exercise Video the sum of $50,000 from the proceeds of the intended initial public offering and another
$50,000, which is included in accounts payable at June 30, 1998, will be paid 30 days prior to the release date. These two participants are stockholders of the Company.

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

The relative contributions to net sales, income from operations and identifiable assets of the Company's two industry segments for the six months ended June 30, 1998 are as follows:

Net Sales [1]:
  Tuition and Related Fees                                     $  341,808
  Videos and Television                                           246,667
  Corporate                                                        29,098
                                                               ----------
  NET SALES                                                    $  617,573
                                                               ==========

Depreciation and Amortization:
  Tuition and Related Fees                                     $    5,139
  Videos and Television                                           112,949
  DEPRECIATION AND AMORTIZATION                                $  118,088
                                                               ==========

Capital Expenditures
  Tuition and Related Fees                                     $    5,938
  Videos and Television                                         1,481,448
                                                               ----------
  CAPITAL EXPENDITURES                                         $1,487,386

Income [Loss] From Operations:
  Tuition and Related Fees                                     $ (226,379)
  Videos and Television                                            79,264
  Corporate                                                      (190,172)
                                                               -----------
  NET LOSS                                                     $ (337,287)

Identifiable Assets [2]:
  Tuition and Related Fees                                     $  334,655
  Videos and Television                                         4,124,886
                                                               -----------
  Totals                                                        4,459,541
  Add: Corporate                                                   85,193
                                                               -----------
                                                               $4,544,734
                                                               ===========

[1] There were no sales between industry segments.
[2] Corporate and other assets are principally cash and prepaid expenses.


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

        The Company has executed, with approval by an by unanimous written consent of the Compensation Committe, effective on July 1, 1998, amendments to employment agreements with certain key employees to adjust their compensation in both salary and stock option grants. Such stock option grants are exercisable at $6.5625 per share, which is the closing price of the Company's common stock on July 1, 1998 as traded on Nasdaq.

                                                                  Stock Option
                                                     Annual       Grants each 12
Name             Position                            Salary       month period

George Chung     Chairman of the Board & Director    $150,000     20,000 shares

Anthony K. Chan  President, Chief Executive Officer  $150,000     20,000 shares
                 & Director

Don Berryessa    Senior Vice President, Chief        $105,000     15,000 shares
                 Operations Officer & Director

Jan D. Hutchins  President of American Champion      $75,000      10,000 shares
                 Media & Director

Mae Lyn Woo      Vice President & Chief Financial    $70,000      15,000 shares
                 Officer

Kristen Simpson  Vice President of Marketing and     $93,900      10,000 shares*
                 Development

* Stock option grants to Kristen Simpson can be up to 20,000 shares for each 12 month period based on certain performance levels, which details are contained in Exhibit 10.34.

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

Note 15 - Common Stock

During the year ended December 31, 1997, the Company sold 1,300,000 shares of its common stock at $5 per share and 1,495,000 warrants to purchase the Company's common stock at $.10 per warrant, in a public offering. Each warrant entitles the registered holder to purchase one share of common stock at $6.50 per share at any time through August 2002. In addition, $250K warrants were issued to the underwriters for nominal consideration.

Note 16 - Stock Options

At December 31, 1997, there were 400,000 options authorized and 393,000 options outstanding under the Company's Stock Plan. During 1998, the Plan was amended to increase the authorized options to 800,000. No options were exercised or canceled during the six months ended June 30, 1998.

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

The Company applies the intrinsic value based method prescribed by Accounting Principals Board Opinion No. 25 "Accounting for Stock Issued to Employees," in accounting for employee stock options. Accordingly, compensation expense is recognized only when options are granted with a discounted exercise price. Any such compensation expense is recognized ratably over the associated service period, which is generally the vesting term. No options were granted during the six months ended June 30, 1998.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the two-year average vesting period of the options. The Company's pro forma net loss for the six months ended June 30, 1998 was $(320,000) and pro forma net loss per share was $(.08).

                                           Shares of Common Stock
                              ------------------------------------------------
                               Available For
                                Exercise of         Options         Warrants
                               Option/Award        Under Plan
                              ------------------------------------------------
Balance, December 31, 1997         7,000            393,000         1,755,000
  Authorized                     400,000               -                 -
  Granted                           -                  -                 -
                                ---------          ---------        ---------
Balance, June 30, 1998           407,000            393,000         1,755,000
                                =========          =========        =========

No options were exercised or lapsed during the six months ended June 30, 1998.

           Options and Warrants Outstanding    Options and Warrants Exercisable
          ----------------------------------  ----------------------------------
                        Weighted
                        Average    Weighted                         Weighted
                       Remaining   Average                          Average
            Number    Contractual  Exercise          Number         Exercise
          Outstanding     Life      Price          Exercisable       Price

Options     393,000       7.3      $   5.61          368,000         $  5.61

Warrants  1,755,000       4.3      $   6.50        1,495,000         $  6.50


Note 17 - Year 2000

In the opinion of management, no material adverse effect on either results of operations or financial position is anticipated due to the modifications or replacement of existing information systems in order to accommodate year 2000 implications.


Note 18 - Sale of Karate Studio

During the six months ended June 30, 1998, the Company sold a karate studio to the location's general manager. The Company received a note receivable of $52,859 due in 70 monthly payments of $1,000 including interest imputed at 10%. The Company has guaranteed payments of the studio lease which are $4,673 per month through March 2000. The Company retained all advance payments of enrollment fees which were $156,536 at June 30, 1998; however, the Company is liable for any future refunds to students enrolled prior to June 30, 1998. The Company reduced the liability for advance payments of enrollment fees to $19,000 which is included in deferred revenue. Management will evaluate this liability quarterly in light of cancellations to date and expected future cancellations.

Note 19 - Subsequent Events

Financing - In July 1998, the Company issued approximately
$1,800,000 of convertible debt securities, the proceeds from which will be used for production expenses.

Leases - The Company entered into a new lease agreement for its corporate headquarters subsequent to June 30, 1998. The new lease stipulates monthly payments in the amount of $10,000.00, and expires on July 31, 2000.

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


The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended June 30, 1998. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.


Results of Operations

        Revenues. For the three months ended June 30, 1998, the Company's total revenue increased to $235,575, an increase of $46,601 or 25% as compared to total revenue for the three months ended June 30, 1997 of $188,974. This increase is mainly due to the recognition of deferred revenues from the Company's karate studio operation and film income derived from sponsorship revenue for the television show "Adventures With Kanga Roddy" as detailed below.

        The Company's revenues from the operation of its karate studios for the three months ended June 30, 1998 was $192,027, an increase of 12% from revenues of $171,462, for the three months ended June 30, 1997. The increase is attributable to deferred revenues claimed this quarter from the Company's karate studio that was sold on March 31, 1998. The studio was sold to a former employee of the Company for $52,859 which was paid in the form of a promissory note which provides for 70 monthly payments of $1,000 including interest.

        For the three months ended June 30, 1998, the Company recognized $31,667 in film income. Film income was derived from the proration of sponsorship revenue for the television show "Adventures With Kanga Roddy". On April 29, 1998, the Company executed a sponsorship agreement with Sara Lee Corporation, the parent company of Hanes, which provides for Hanes' corporate sponsorship of the "Adventures With Kanga Roddy" show. The sponsorship amount is $95,000 and the sponsorship period is from May 1998 through October 1998.

        Costs and Expenses. The Company's revenue from its karate studios and film business were offset by amortization of film costs of $11,688, calculated in proportion to the revenue generated by the television show in this second quarter to total expected revenues from the television show.

        The Company's expenses for salaries and payroll taxes decreased by $5,158 or 3% for the three months ended June 30, 1998 from $188,110 for the comparable period in 1997. The slight decrease was the combined result of a decrease in karate studio personnel offset by a comparable increase in administrative, film production and marketing personnel.

        Rent expense decreased by $36,486 or 33% for the three months  ended
June 30, 1998 from $109,567 for the comparable period in 1997.   The decrease
is due to the closure of five (including two in Las Vegas) of the Company's karate studios in 1997 and one studio sold at the end of the first quarter
1998.  The Company is currently operating a total of four studios in California.

        Total selling, general and administrative expenses increased by $84,675 or 122% for the three months ended June 30, 1998 from $69,134 for the comparable period in 1997. This increase is primarily due to promotional expenses related to the television show, depreciation of production equipment and legal and accounting fees.

        Interest expense decreased $36,684 or 81% for the three months ended June 30, 1998 from $45,445 for the comparable period in 1997. This decrease in expense is attributable to the payoff of loans in 1997 with proceeds from the Company's IPO.

        As a result of the foregoing factors, the Company's net loss decreased by $34,689 or 15% from $234,686 for the three months ended June 30, 1997 to $199,997 for the three months ended June 30, 1998.
Net loss per share decreased from $0.09 for the three months ended
June 30, 1997 to $0.05 for the comparable period in 1998. Weighted average number of shares outstanding increased from 2,515,700 for the three months ended June 30, 1997 to 3,832,345 for the comparable period in 1998 due to the Company's initial public offering on July 30, 1997.

Liquidity And Capital Resources

        Cash decreased for the six months ended June 30, 1998 by $1,651,410 of which $1,487,386 was for investing activities related to the production of the Adventures With Kanga Roddy show. Net operating cash loss was $152,211 and the balance of $11,813 was used in financing activities.

        As of June 30, 1998, total long-term debt was $51,785 and loans payable to related parties was $36,477. In addition, deferred revenues were $222,491 (current portion) and $104,305 (long-term liabilities) at June 30, 1998. Deferred revenues are pre-paid tuition for the karate studios and booked revenue from sponsorship activities which cannot be immediately recognized.

        Due to the closure of the Company's two karate studios in Las Vegas, lease obligations had been restructured with the property owners. For these two leases, the Company is obligated to pay a total of approximately $4,150 monthly until April 2000, and thereafter $1,500 monthly until November 2002.

Recent Developments

        On April 20, 1998, the Company entered into a Continuing Distribution Agreement with KTEH for the distribution of 26 more half-hour Kanga Roddy shows and two one-hour specials. Under the Continuing Distribution Agreement, KTEH receives the exclusive domestic broadcast rights to the new episodes for two years and agrees to pay the Company $30,000 for each half-hour program and $60,000 for each of the two one-half hour shows.

        In anticipation of its need for additional working capital to produce more episodes of the Kanga Roddy series, the Company has signed agreements with two investors for the sale of up to $1.8 million of 7% convertible debentures. Details of this transaction can be obtained from the Company's filing of a Form S-3 Registration Statement with the Securities and Exchange Commission on August 3, 1998.

        The Company has executed, with approval by an by unanimous written consent of the Compensation Committe, effective on July 1, 1998, amendments to employment agreements with certain key employees to adjust their compensation in both salary and stock option grants. Such stock option grants are exercisable at $6.5625 per share, which is the closing price of the Company's common stock on July 1, 1998 as traded on Nasdaq.

                                                                  Stock Option
                                                     Annual       Grants each 12
Name             Position                            Salary       month period

George Chung     Chairman of the Board & Director    $150,000     20,000 shares

Anthony K. Chan  President, Chief Executive Officer  $150,000     20,000 shares
                 & Director

Don Berryessa    Senior Vice President, Chief        $105,000     15,000 shares
                 Operations Officer & Director

Jan D. Hutchins  President of American Champion      $75,000      10,000 shares
                 Media & Director

Mae Lyn Woo      Vice President & Chief Financial    $70,000      15,000 shares
                 Officer

Kristen Simpson  Vice President of Marketing and     $93,900      10,000 shares*
                 Development

* Stock option grants to Kristen Simpson can be up to 20,000 shares for each 12 month period based on certain performance levels, which details are contained in Exhibit 10.34.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On April 24,1998, the Company filed a Complaint for Declaratory
Relief in the U.S. District Court, Northern District of California, against William Charles Jeffreys, requesting a judicial determination of the Company's rights in certain intellectual property associated with the Adventures with Kanga Roddy show, and that Mr. Jeffreys has no such rights. Mr. Jeffreys filed an answer to the Company's complaint on June 15, 1998 along with a counterclaim. On July 6 the Company filed an answer to Mr. Jeffreys counterclaim. The Company disputes all claims of Mr. Jeffreys to an interest in certain of the Company's intellectual property and intends to vigorously protect its ownership and rights to such intellectual property.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)     Exhibits.  See the Exhibit Index beginning on page 24.

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

                                    AMERICAN CHAMPION ENTERTAINMENT, INC.
                                    (Registrant)

Dated:  August 7, 1998                 By:      /s/ Anthony K. Chan

                                       Anthony K. Chan, Chief Executive Officer

                           INDEX TO EXHIBITS

Exhibit No.                 Exhibit


 1.1(1)   Form of Underwriting Agreement
 3.1(1)   Amended and Restated Certificate of Incorporation dated April 24, 1997
 3.11     Amended and Restated Certificate of Incorporation dated June 4, 1998
 3.2(1)   Bylaws
 4.1(1)   Specimen stock certificate
 4.2(1)   Warrant Agreement with form of Warrant
 4.3(1)   Form of Underwriters' Warrant
 4.41(4)  Securities Purchase Agreement dated July 2, 1998
 4.42(4)  Form of Debenture dated July 2, 1998
 4.43(4)  Joint Escrow Instructions
 4.44(4)  Registration Rights Agreement dated July 2, 1998
 4.45(4)  Form of Warrant dated July 2, 1998
 5(1)     Opinion of Sheppard, Mullin, Richter & Hampton LLP
 10.1(1)  1997 Stock Plan
 10.2(1)  Form of Stock Option Agreement for 1997 Stock Plan
 10.3(1)  1997 Non-Employee Directors Stock Option Plan
 10.4(1)  Form of Non-Employee Directors Stock Option Agreement
 10.8(1)  Promissory Note dated December 15, 1994 made payable by Messrs.
          Chung and Chan and their wives in favor of Michael Triantos M.D.
          Inc. Money Purchase and Profit Sharing Pension Plans Trust
 10.9(1)  Employment Agreement between the Company and George Chung dated
          March 4, 1997, effective upon the closing date of the Offering 10.10(1) Employment Agreement between the Company and Anthony Chan dated
          March 4, 1997, effective upon the closing date of the Offering 10.11(1) Employment Agreement between the Company and Don Berryessa dated
          March 4, 1997, effective upon the closing date of the Offering 10.12(1) Employment Agreement between the Company, AC Media and Jan
          Hutchins dated March 4, 1997, effective upon the closing date of the Offering
 10.13(1) Convertible Loan Agreement dated as of May 5, 1995, between ABK and David Y. Lei
 10.15(1) Amended Deal Memo between ABK and Rick Fichter dated February
          23, 1997, with respect to payments related to the Kanga Roddy
          Series
 10.17(1) Form of Indemnification Agreement
 10.19(1) Letter dated October 29, 1996 from the Company to Tim Pettitt regarding certain payments to the Montanas
 10.20(1) Distribution Agreement dated June 18, 1996 by and between
          America's Best Karate and InteliQuest
 10.21(1) Distribution Agreement, dated May 6, 1997, by and between KTEH,
          San Jose Public Television and American Champion Media, Inc.
 10.22(1) Letter Agreement, dated June 1997, between AC Media, Inc. and
          Sega of America, Inc.
 10.23(1) Business Loan Agreement between America's Best Karate and Karen
          Shen
 10.24(1) Business Loan Agreement between America's Best Karate and Thomas
          J. Woo
 10.25(2) Licensing Agent Agreement, dated July 25, 1997, between American
          Champion Media, Inc. and Sega of America, Inc.
 10.26(3) Continuous Distribution Agreement dated April 20, 1998 between
          KTEH, San Jose and American Champion Media, Inc.
 10.27(3) Sponsorship Agreement dated April 29, 1998 between Sara Lee
          Corporation and American Champion Media, Inc.
 10.28(3) Engagement Agreement dated April 24, 1998 between JW Charles and American Champion Entertainment, Inc.
 10.29    Amendment to Employment Agreement with George Chung, dated July 1,
          1998
 10.30    Amendment to Employment Agreement with Anthony Chan, dated July 1,
          1998
 10.31    Amendment to Employment Agreement with Don Berryessa, dated July 1,
          1998
 10.32    Amendment to Employment Agreement with Jan Hutchins, dated July 1,
          1998
 10.33    Amendment to Employment Agreement with Mae Lyn Woo, dated July 1,
          1998
 10.29    Amendment to Employment Agreement with Kristen Simpson, dated July 1,
          1998
 21.1(1)  Subsidiaries of the Registrant
 23.1(2)  Consent of Moss Adams, LLP
 27.1     Financial Data Schedule


(1) Filed as an exhibit with the registrant's Form SB-2 filed with the SEC on March 21, 1997 or Form SB-2/A filed March 3 and June
        20, 1997 and incorporated by  reference herein.

(2) Filed as an exhibit with the registrant's Form 10-KSB filed with the SEC on March 30, 1998 and incorporated by reference herein.

(3) Filed as an exhibit with the registrant's Form 10-QSB filed with the SEC on May 15, 1998 and incorporated by reference herein.

(4) Filed as an exhibit with the registrant's Form S-3 filed with the SEC on August 3, 1998 and incorporated by reference herein.