Form 10QSB
period 1998-09-30
AMERICAN CHAMPION ENTERTAINMENT INC
filed 1998-11-16
CIK 1034840

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                              Form 1O-QSB
         [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
               For the Quarterly Period Ended September 30, 1998

        [ ]   Transition report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934, For the transition period from
                        ___________ to ____________

                     Commission File Number 333-18967
                   AMERICAN CHAMPION ENTERTAINMENT, INC.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                     94-3261987
  (State or Other Jurisdiction or          (IRS Employer Identification Number)
   Incorporation or Organization)

          1694 The Alameda, Suite 100, San Jose, California 95126-2219
                              (408) 288-8199
   (Registrant's Address of Principal Executive Offices and Telephone Number)

                               (No Change)
    Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                  Report

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                          Outstanding at September 30, 1998
------------------------------              -----------------------------
Common Stock, $.0001 par value                     3,844,285 shares

Transitional Small Business Disclosure Format (check one)
                              Yes .....               No ..X..

                          Exhibit Index on Page 25

                     AMERICAN CHAMPION ENTERTAINMENT, INC.
                                Form 10-QSB
                             September 30, 1998




                              TABLE OF CONTENTS




PART I -        Financial Information                                   Page

    Item 1. Financial Statements                                          3

            Consolidated Balance Sheet as of September 30, 1998           3

            Consolidated Statements of Operations for
            the three month periods and the nine month periods
            ended September 30, 1998 and 1997                             4

            Consolidated Statements of Cash Flows for
            the nine month periods end September 30, 1998 and 1997        5

            Notes to Consolidated Financial Statements                    7

    Item 2. Management's Discussion and analysis of
            Financial Condition and Results of Operations                10


PART II -       Other Information

    Item 1. Legal Proceedings                                            12

    Item 6. Exhibits and Reports on Form 8-K                             12


Signatures                                                               12


Exhibit Index                                                            13


Exhibits                                                                 15

PART I -        FINANCIAL INFORMATION

ITEM 1- Financial Statements - (unaudited)

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                     Condensed Consolidated Balance Sheets

                                                 September 30, December 31,
                                                 1998          1997
                                                 ------------  ------------
                     Assets                      (unaudited)
Current assets:
  Cash.......................................       $178,021    $1,795,657
  Account receivable.........................          9,440       220,817
  Loans receivable, related parties..........        113,973       114,773
  Current portion of note receivable                   6,401             0
  Current portion of film costs..............      1,200,000       655,500
  Prepaid expenses and other.................         99,497        96,556
                                                 ------------  ------------
  Total current assets.......................      1,607,332     2,883,303

Property and equipment, net..................        421,153       255,423

Other Assets
  Film costs, net..............................    3,471,597     1,789,917
  Note receivable                                     46,458             0
  Other assets.................................       34,852        35,152
                                                 ------------  ------------
                                                  $5,581,392    $4,963,795
                                                 ============  ============
          Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses......       $576,764      $199,344
  Deferred revenues, current portion.........        137,759       282,056
  Loans payable, related parties.............        150,864        37,255
  Long-term debt, current portion............          6,307         5,856
  Obligations under capital leases,
    current portion..........................         10,945        10,157
  Other......................................          4,216         4,216
                                                 ------------  ------------
  Total current liabilities..................        886,855       538,884
                                                 ------------  ------------
Long-term liabilities:
  Deferred revenues..........................         55,179       261,464
  Long-term Debt.............................      1,069,037        58,343
  Obligations under capital leases...........         89,392         6,565
  Other......................................          2,108         4,216
                                                 ------------  ------------
  Total long-term liabilities................      1,215,716       330,588
                                                 ------------  ------------

Stockholders' Equity:
  Common stock, $.0001 par value, 3,832,345 o.t.   5,573,716     5,529,419
  Common stock warrants......................        275,775       149,500
  Accumulated deficit........................     (2,370,670)   (1,584,596)
                                                 ------------  ------------
  Total stockholders' equity ................      3,478,821     4,094,323
                                                 ------------  ------------
                                                  $5,581,392    $4,963,795
                                                 ============  ============

                      See accompanying notes.

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                   Condensed Consolidated Statements of Operations
                                  (unaudited)

                                     Three Months Ended     Nine Months Ended
                                         September 30,          September 30,
                                    ---------------------  ---------------------
                                    1998       1997        1998       1997
                                    ---------- ----------  ---------- ----------
REVENUE:
  Tuition and related fees.........   $53,048   $249,034    $371,980   $676,446
  Accessories and video sales......    13,191     14,459      36,067     54,209
  Film income......................    47,499       --       294,166          0
  Interest income..................       625     29,136      29,723     29,136
                                    ---------- ----------  ---------- ----------
  Total revenue....................   114,363    292,629     731,936    759,791
                                    ---------- ----------  ---------- ----------
COSTS AND EXPENSES:
  Cost of sales....................     1,878     10,122      15,870     36,097
  Amortization of film costs.......    21,973       --       106,993          0
  Salaries and payroll taxes.......   237,627    200,145     636,213    581,283
  Rent.............................    90,893    100,408     248,590    334,273
  Selling, general and
    administrative.................   225,707     68,031     615,633    193,043
  Interest.........................    46,575      7,714      64,237    103,544
  Write off of film costs..........         0       --             0          0
  Write off of loan fees...........         0       --             0          0
  Facilities closure costs.........         0     57,000           0     57,000
                                    ---------- ----------  ---------- ----------
  Total costs and expenses.........   624,653    443,420   1,687,536  1,305,240
                                    ---------- ----------  ---------- ----------
Net Loss From Operations............($510,290) ($150,791)  ($955,600) ($545,449)

Gain On Sale Of Studio                 61,503          0     176,976          0

Net Loss Before Income Tax           (448,787)  (150,791)   (778,624)  (545,449)

Income Tax                                  0          0       7,450          0

Net Loss                             (448,787)  (150,791)   (786,074)  (545,449)

Accumulated Deficit              (2,370,670) (1,328,631) (2,370,670) (1,328,631)

Weighted average number of shares
  outstanding...................... 3,834,529  3,341,360   3,833,073  2,813,086
                                    ========== ==========  ========== ==========

Net loss per share.................    ($0.12)    ($0.05)     ($0.21)    ($0.19)
                                    ========== ==========  ========== ==========

                      See accompanying notes.

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                 Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                       Nine Months Ended
                                                           Sept 30,
                                                      -----------------------
                                                      1998        1997
                                                      ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................       ($786,074)  ($545,449)
Adjustments to reconcile net loss to
  net cash used for operating activities:
    Gain on sale of studio......................       ($176,976)         $0
    Depreciation and amortization...............         160,746      29,539
    Write off of film costs.....................               0       --
    Interest amortization, debt issue costs.....          25,313      48,772
    Rent concession amortization................          (2,108)     (3,162)
    Loss on property and equipment..............               0         440
    Common stock issued related to salary.......               0      72,225
    Common stock issued related to loan fees....               0      65,000
Decrease in:
  Accounts receivable...........................         211,377       --
  Prepaid expenses and other....................          (3,005)   (145,986)
Increase in:                                                   0           0
  Accounts payable and accrued expenses.........         377,420    (128,122)
  Deferred revenues.............................        (226,465)   (248,002)
  Other liabilities.............................               0       --
                                                      ----------- -----------
     Net cash used for operating activities.....        (419,772)   (854,745)
                                                      ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..............        (129,600)   (126,593)
Payments for film costs.........................      (2,334,513)   (848,687)
Payments on loans receivable, related parties...           1,164     (27,579)
Deposits........................................               0      16,705
                                                      ----------- -----------
     Net cash used for investing activities.....      (2,462,949)   (986,154)
                                                      ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stocks.........               0   6,748,020
Proceeds from issuance of warrants..............          16,900     149,500
Deferred Offering costs.........................               0  (1,314,870)
Rescission of common stock......................               0       --
Proceeds of short-term debts....................               0    (102,112)
Proceeds (payments) of loans from related
  parties.......................................         113,609    (292,017)
Proceeds (payments) on long-term debt...........       1,139,504     (65,344)
Principal payments on capital leases............          (4,928)    (23,022)
                                                      ----------- -----------
     Net cash provided by financing activities..       1,265,085   5,100,155
                                                      ----------- -----------
NET INCREASE IN CASH............................      (1,617,636)  3,259,256
CASH, beginning of period.......................       1,795,657      28,763
                                                      ----------- -----------
CASH, end of period.............................        $178,021  $3,288,019
                                                      =========== ===========

  Cash paid during the year for:
    Interest....................................         $51,738     $67,782
    State income taxes..........................           5,050       1,600

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Equipment acquired through capital lease....          88,500           0
    Warrants isssued in connection with debentures       109,375           0
    Loan fees associated with debentures                 102,800           0
    Debentures converted to common stock                  44,300           0
    Common stock issued for short-term debt                    0      27,000
    Debts converted to equity                                  0     133,500
    Common stock to be issued related to film costs            0      26,000

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


Note 2 - Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for completed financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at September 30, 1998 and the results of its operations and its cash flows for the nine months periods ended September 30, 1998 and 1997. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1997 included in the Company's Form 10-KSB as filed with the SEC on March 30, 1998.

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


Note 4 - Film Costs

Film costs consist of the capitalized costs related to the production of videos and program for television as follows:

Television program
         Adventures With Kanga Roddy                          $4,676,633
         Videos
           Montana Exercise Video                                148,253
           Strong Mind Fit Body                                   18,042
                                                                --------
                                                               4,842,928
                                                                --------
         Less accumulated depreciation                           171,331
                                                                --------
                                                               4,671,597

         Less current portion of film costs                    1,200,000
                                                                --------
         Long-term portion of film costs                      $3,471,597
                                                              ==========


Production of the first seven episodes of The Adventures of Kanga
Roddy was completed during 1997. Six additional episodes were completed during the three months ended March 31, 1998.
Production for another seven episodes started in September 1998 and was completed on October 20, 1998.

Both videos were completed in 1996, but only the Strong Mind Fit
Body video has been released.



Note 5 - Related Party Transactions

Advances to stockholders were $113,973 at September 30, 1998.

In November 1996, the Company agreed to pay to two participants of the Montana Exercise Video the sum of $50,000 from the proceeds of the intended initial public offering and another
$50,000 will be paid 30 days prior to the release date. These two participants are stockholders of the Company.

Note 6 - Sale of Karate Studios

During the three months ended September 30, 1998, the Company sold two karate studios to their managers, one in Danville and one in Newark.

For the Danville studio, the Company received a note receivable of $22,980 due in 60 monthly payments of $383 beginning October 1, 1998. The Company retained all advance payments of enrollment fees which were $61,805.51 on September 30, 1998; however, the Company is liable for any future refunds to students enrolled prior to August 31, 1998. The Company reduced the liability for advance payments of enrollment fees to $38,475 which is included in deferred revenue.

For the Newark studio, the Company received $1 and retained all advance payments of enrollment fees which were $37,591.72 on September 30, 1998; however, the Company is liable for any future refunds to students enrolled prior to September 30, 1998. The Company reduced the liability for advance payments of enrollment fees to $27,386 which is included in deferred revenue.

Management will evaluate this liability quarterly in light of cancellations to date and expected future cancellations.


Note 7 - Financing through the sale of convertible debentures

During the quarter ended September 30, 1998, the Company sold $1,250,000 in convertible debentures to two investors. The terms of this transaction were filed by the Company on Form S-3 with the SEC on August 12, 1998. The proceeds from which will be used for production expenses.


Note 8 - Home Video Distributor and International TV Distributor

In August 1998, the Company signed non-exclusive contracts with Kreative Video Products, Inc. of Chatsworth, California, for the domestic distribution of the Kanga Roddy series and the Montana Exercise Video. The Kanga Roddy series will be released in the fourth quarter 1998 while the Montana Exercise Video is slated for early 1999 release.

In the same month, the Company signed an exclusive contract with Portfolio Entertainment of Toronto, Ontario, for the international TV distribution of the Kanga Roddy series.


Note 9 - Subsequent Events

Subsequent to the end of the quarter, the Company completed the sale of the remainder of convertible debentures in the amount of $550,000 to two additional investors.


Note 10 - Year 2000

Management has assessed the Company's Year 2000 issued and has determined that the consequences of its Year 2000 issues would not have a material effect on the Company's business, results of operations, or financial conditions.

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

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended September 30, 1998. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

Results of Operations
        Revenues. For the three months ended September 30, 1998, the Company's total revenue decreased to $114,363, a decrease of $178,266 or 61% as compared to total revenue for the three months ended September 30, 1997 of $292,629. This decrease is mainly due to the closure of the Company's karate studios, including two studios which were sold to former employees within this quarter. Film income derived from sponsorship revenue for the television show "Adventures With Kanga Roddy" partially offset the decrease in total revenue.

        The Company's revenues from the operation of its karate studios for the three months ended September 30, 1998 was $53,048, an decrease of 79% from revenues of $249,034, for the three months ended
September 30, 1997. The decrease is attributable to closure of the Company's karate studios.

        For the three months ended September 30, 1998, film income was $47,499. Film income was derived from sponsorship revenue for the television show "Adventures With Kanga Roddy". On April 29, 1998, the Company executed a sponsorship agreement with Sara Lee Corporation, the parent company of Hanes Corporation ("Hanes"), which provides for Hanes' corporate sponsorship of the "Adventures With Kanga Roddy" show. The sponsorship amount was $95,000 for the sponsorship period from May 1998 through October 1998.

        Costs and Expenses. Revenue from the Company's karate studios and film business was offset by the amortization of film costs of $21,973, calculated in proportion to the revenue generated by the television show in this third quarter to total expected revenues from the television show.

        The Company's expenses for salaries and payroll taxes increased by $37,482, or 19%, to $237,627 for the three months ended September 30, 1998, from $200,145 for the comparable period in 1997. The increase was the combined result of a decrease in karate studio personnel offset by an increase in administrative and marketing personnel.

        Rent expense decreased by $9,515, or 9%, to $90,893 for the three months ended September 30, 1998, from $100,408 for the comparable period in
1997.   The decrease is due to the closure of karate studios, but is partially offset by the increased expense of the new Company's new corporate office which the Company has occupied since the end of July 1998. The Company currently operates a total of two studios in California.

        Total selling, general and administrative expenses increased by $157,676, or 232%, to $225,707 for the three months ended September 30, 1998, from $68,031 for the comparable period in 1997. This increase is primarily due to increased promotional expenses related to the television show, depreciation of production equipment and legal and accounting fees.

        Interest expense increased $38,861 to $46,575 for the three months ended September 30, 1998, from $7,714 for the comparable period in 1997. This increase is attributable to accrued interest on debentures the Company sold during this quarter.

        As a result of the foregoing factors, the Company's net loss for the three months ended September 30, 1998 was $448,787 which represented an increase of $297,996 or 198%, from $150,791 for the comparable period in 1997. Net loss per share increased to $0.12 for the three months ended September 30, 1998 from $0.05 for the comparable period in 1997. Weighted average number of shares outstanding increased to 3,834,529 for the three months ended September 30, 1998 from 3,341,360 for the comparable period in 1997, due to shares issued upon the conversion of convertible debentures sold by the Company during this quarter.


Liquidity And Capital Resources

        Cash decreased for the nine months ended September 30, 1998 by $1,617,636 to $178,021. The decrease in cash is attributable to $2,334,513 of investments in the production of Adventures With Kanga Roddy, offset by $1,265,085 which was raised by the Company through financing activities. Net operating cash loss was $419,772.

        As of September 30, 1998, total long-term debt was $1,075,344 and loans payable to related parties was $150,864. In addition, deferred revenues were $137,759 (current portion) and $55,179 (long-term liabilities) at September 30, 1998. Deferred revenues represent pre-paid tuition for the karate studios and booked revenue from sponsorship activities and cannot be immediately recognized.

        Due to the closure of the Company's two karate studios in Las Vegas, lease obligations were restructured with the property owners. For these two leases, the Company is obligated to pay a total of approximately $4,150 monthly until April 2000, and thereafter $1,500 monthly until November 2002.

Recent Developments

        On November 3, 1998 the Company completed the sale of $550,000 of convertible debentures to two investors pursuant to a private offering in which, to date, the Company raised an aggregate of $1,800,000. Proceeds will be used for the production of Adventures With Kanga Roddy.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On April 24,1998, the Company filed a Complaint for Declaratory Relief in the U.S. District Court, Northern District of California, against William Charles Jeffreys, requesting a judicial determination of the Company's rights in certain intellectual property associated with the Adventures with Kanga Roddy show, and that Mr. Jeffreys has no such rights. Mr. Jeffreys filed an answer to the Company's complaint on June 15, 1998 along with a counterclaim. On July 6 the Company filed an answer to Mr. Jeffreys counterclaim. The Company contests all of Mr. Jeffreys' claims to an interest in certain of the Company's intellectual property and intends to vigorously protect its ownership and rights to such intellectual property.

On July 28, 1998, in a correspondence written to Mr. Jeffreys' attorney, an examiner of the Performing Arts Section of the Library of Congress stated: "Examination of the facts presented does not establish a basis for considering Mr. Jeffreys' contributions to this work to be copyrightable. Lacking such basis, we will refuse registration." Subsequently on September 2, 1998, Mr. Jeffreys filed an amended counterclaim in which his claim against the Company for copyright infringement has been dropped.


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

                               AMERICAN CHAMPION ENTERTAINMENT, INC.
                               (Registrant)

Dated:  November 16, 1998      By:         /s/ Anthony K. Chan
                                   Anthony K. Chan, Chief Executive Officer

                           INDEX TO EXHIBITS

Exhibit No.                 Exhibit


 1.1(1)   Form of Underwriting Agreement
 3.1(1)   Amended and Restated Certificate of Incorporation dated April 24, 1997
 3.11(5)  Amended and Restated Certificate of Incorporation dated June 4, 1998
 3.2(1)   Bylaws
 4.1(1)   Specimen stock certificate
 4.2(1)   Warrant Agreement with form of Warrant
 4.3(1)   Form of Underwriters' Warrant
 4.41(4)  Securities Purchase Agreement dated July 2, 1998
 4.42(4)  Form of Debenture dated July 2, 1998
 4.43(4)  Joint Escrow Instructions
 4.44(4)  Registration Rights Agreement dated July 2, 1998
 4.45(4)  Form of Warrant dated July 2, 1998
 5(1)     Opinion of Sheppard, Mullin, Richter & Hampton LLP
 10.1(1)  1997 Stock Plan
 10.2(1)  Form of Stock Option Agreement for 1997 Stock Plan
 10.3(1)  1997 Non-Employee Directors Stock Option Plan
 10.4(1)  Form of Non-Employee Directors Stock Option Agreement
 10.8(1)  Promissory Note dated December 15, 1994 made payable by Messrs.
          Chung and Chan and their wives in favor of Michael Triantos M.D.
          Inc. Money Purchase and Profit Sharing Pension Plans Trust
 10.9(1)  Employment Agreement between the Company and George Chung dated
          March 4, 1997, effective upon the closing date of the Offering 10.10(1) Employment Agreement between the Company and Anthony Chan dated
          March 4, 1997, effective upon the closing date of the Offering 10.11(1) Employment Agreement between the Company and Don Berryessa dated
          March 4, 1997, effective upon the closing date of the Offering 10.12(1) Employment Agreement between the Company, AC Media and Jan
          Hutchins dated March 4, 1997, effective upon the closing date of the Offering
 10.13(1) Convertible Loan Agreement dated as of May 5, 1995, between ABK and David Y. Lei
 10.15(1) Amended Deal Memo between ABK and Rick Fichter dated February
          23, 1997, with respect to payments related to the Kanga Roddy
          Series
 10.17(1) Form of Indemnification Agreement
 10.19(1) Letter dated October 29, 1996 from the Company to Tim Pettitt regarding certain payments to the Montanas
 10.20(1) Distribution Agreement dated June 18, 1996 by and between
          America's Best Karate and InteliQuest
 10.21(1) Distribution Agreement, dated May 6, 1997, by and between KTEH,
          San Jose Public Television and American Champion Media, Inc.
 10.22(1) Letter Agreement, dated June 1997, between AC Media, Inc. and
          Sega of America, Inc.
 10.23(1) Business Loan Agreement between America's Best Karate and Karen
          Shen
 10.24(1) Business Loan Agreement between America's Best Karate and Thomas
          J. Woo
 10.25(2) Licensing Agent Agreement, dated July 25, 1997, between American
          Champion Media, Inc. and Sega of America, Inc.
 10.26(3) Continuous Distribution Agreement dated April 20, 1998 between
          KTEH, San Jose and American Champion Media, Inc.
 10.27(3) Sponsorship Agreement dated April 29, 1998 between Sara Lee
          Corporation and American Champion Media, Inc.
 10.28(3) Engagement Agreement dated April 24, 1998 between JW Charles and American Champion Entertainment, Inc.
 10.29(5) Amendment to Employment Agreement with George Chung, dated July 1,
          1998
 10.30(5) Amendment to Employment Agreement with Anthony Chan, dated July 1,
          1998
 10.31(5) Amendment to Employment Agreement with Don Berryessa, dated July 1,
          1998
 10.32(5) Amendment to Employment Agreement with Jan Hutchins, dated July 1,
          1998
 10.33(5) Amendment to Employment Agreement with Mae Lyn Woo, dated July 1,
          1998
 10.34(5) Amendment to Employment Agreement with Kristen Simpson, dated July 1,
          1998
 10.35 International Distribution Agreement with Portfolio Entertainment dated August 19, 1998
 10.36 Video Distribution Agreement for the Kanga Roddy Series with Kreative Video Products dated August 19, 1998
 10.37 Video Distribution Agreement for the Montana Exercise Video with Kreative Video Products dated August 21, 1998


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

(5) Filed as an exhibit with the registrant's Form 10-QSB filed with the SEC on August 7, 1998 and incorporated by reference herein.