Form 10KSB
period 1998-12-31
AMERICAN CHAMPION ENTERTAINMENT INC
filed 1999-03-31
CIK 1034840

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549
                              Form 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended: December 31, 1998

[  ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                    Commission File Number:  333-18967

                  AMERICAN CHAMPION ENTERTAINMENT, INC.
             (Name of small business issuer in its charter)

                    Delaware        94-3261987
              (State or other jurisdiction of (IRS Employer
             incorporation or organization)  Identification No.)

           1694 The Alameda, Suite 100, San Jose, California  95126
          (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code: (408) 288-8199 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

    Title of each class            Name of each exchange on which registered
Common Stock, $.0001 par value           The Nasdaq SmallCap Market

Warrants to Purchase Common Stock


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the  past 90 days.  YES  X   NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

Revenues for its most recent fiscal year:  $736,701

Aggregate market value of common stock held by nonaffiliates at March 18, 1999:
 $8,856,880 Number of shares of common stock outstanding at March 18, 1999:
7,269,050

Documents Incorporated by Reference:                 Location in Form 10-K
Portions of the Proxy Statement for                         Part III
1999 Annual Meeting of Shareholders


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

PART I

Item 1.         Description of Business

General

American Champion Entertainment, Inc. is a Delaware corporation headquartered in San Jose, California and incorporated on February 5, 1997. The company was formed as a holding company for its wholly-owned subsidiary, America's Best Karate, a California corporation ("ABK"), formed in June 1991. ABK wholly owns American Champion Media, Inc., a Delaware corporation ("AC Media"), formed in February 1997. Unless indicated otherwise, references to the "Company" herein shall include ABK and AC Media.

AC Media is a media production and marketing company. Through AC Media, the Company is involved in (i) the development, production and marketing of "ADVENTURES WITH KANGA RODDY," a television program aimed at pre-school and primary school children (the "Kanga Roddy Series"), (ii) the licensing of merchandising rights related to the Kanga Roddy Series, and (iii) the development, production and marketing of various audio tapes, video tapes and workbooks that specialize in fitness information. ABK owns, manages and operates a karate school located in the San Francisco Bay Area which provides karate instruction to students of all ages and skill levels.

"Adventures With Kanga Roddy"

The Company has developed and produced twenty (20) one half-hour episodes of the Kanga Roddy Series. The Kanga Roddy Series features a six-foot tall kangaroo character named Kanga Roddy who is a martial arts expert. Unlike other martial arts programs which feature violence, Kanga Roddy never fights because he understands that conflict can always be resolved through traditional martial arts values such as knowledge, compassion, humility, discipline, respect and an open mind. The show merges these values, with contemporary music, dance, vibrant colors and exciting movements designed to capture the attention of its target audience consisting primarily of pre-school and primary school children.

Each episode of the Kanga Roddy Series focuses on a group of children at a community center and their teachers (played by Jennifer Montana and Karen Lott, wives of former San Francisco 49ers football players, Joe Montana and Ronnie Lott) working on activities such as reading, physical fitness and arts and crafts. During these activities, the children encounter an ethical or social problem which causes uneasiness or unhappiness among some of the
children.   The teachers sense the problem and suggest that the children seek help from their friend, Uncle Pat, the proprietor of a rare bookstore played by actor Pat Morita, who was previously featured in "The Karate Kid" movies. Uncle Pat, with the assistance of his pet bookworm, Shakespeare, magically transport the children to the land of Hi-Yah where Kanga Roddy lives.

Once in the land of Hi-Yah, Kanga Roddy and his friends Bantu - a female African snake, Tackle Bear - his workout partner, Cimbop and Kimbop - a pair of feline sisters, and Zatochi - a wise old snow monkey, help the children solve their problem by giving examples presented through songs. Kanga Roddy gets inspiration for the proper solution to the problem through flashbacks to lessons learned from his martial arts teacher Zatochi or parallels drawn from encounters with his buddy Tackle Bear. The children and the costumed cast present the answers in song and dance routines. When the children return to the community center, they review what they have learned with their teachers.

In May 1997, the Company and KTEH, the public broadcasting station serving the San Jose, California area, entered into a Distribution Agreement (the "Distribution Agreement") which grants KTEH the exclusive right to distribute, advertise, market or otherwise exploit the Kanga Roddy Series on public broadcast affiliated stations throughout the United States for a two-year period ending May 1999. KTEH cleared the broadcast of the Kanga Roddy Series with 40 other public broadcast stations which broadcast to approximately 50% of the households in the United States (approximately 40 million households). The Company delivered 13 half-hour episodes to KTEH for broadcast and received $430,000 from KTEH for the exclusive broadcast rights for the series for a period of two years. Under the Distribution Agreement, the Company has also committed to sharing with KTEH (i) 8% of revenues from the sale (less fees and commissions) and licensing of non-broadcast ancillary rights of educational products such as video tapes, books and music tapes and (ii) 5% of gross profits (less fees and commissions) of the Company from the sale and licensing of toys and clothing. The Company has also granted KTEH a right of first refusal with respect to broadcast rights to the Kanga Roddy Series not granted to KTEH in the Distribution Agreement.

On April 20, 1998, the Company entered into a Continuing Distribution Agreement with KTEH for the distribution of 26 more half-hour Kanga Roddy shows and two one-hour specials. Under the Continuing Distribution Agreement, KTEH receives the exclusive domestic broadcast rights to the new episodes for two years and agrees to pay the Company $30,000 for each half-hour program and $60,000 for each of the two one-hour shows. As of February 1999, the Company has completed and delivered 7 half-hour episodes to KTEH.

In January 1999, American Public Television ("APT"), a major national distributor for PBS programming, agreed to distribute 26 new episodes of the Kanga Roddy Series. As a result, the Kanga Roddy Series will now be available for airing on over 300 PBS stations nationwide commencing April 4, 1999.

In August 1998, the Company signed an exclusive contract with Portfolio Entertainment of Toronto, Ontario, for the international TV distribution of the Kanga Roddy Series.

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

In July 1997, the Company and SEGA of America, Inc. ("SEGA") entered into a Licensing Agent Agreement appointing SEGA as the Company's non-exclusive agent for purposes of licensing and merchandising the "Kanga Roddy" trademark brand name characters and logo and home video distribution of the Kanga Roddy Series. The agreement was subsequently canceled by the Company in November 1998. The Company exercised its rights under a clause in the agreement which allowed the Company to terminate the agreement in the event that key SEGA licensing personnel left the employ of SEGA. Subsequently, the Company engaged Joy Tashjian of Trademark Management as the licensing consultant on a monthly retainer of $4,000 plus 10% commission basis. To date, the Company has signed one licensing contract with Timeless Toys for the manufacturing and marketing of premium plush toys based on the characters from the Company's Kanga Roddy Series. Fitness Products

The Company develops, produces and markets various video tapes, audio tapes and workbooks that specialize in fitness information and education ("Fitness Products"). The Company's Fitness Product, entitled the "MONTANA EXERCISE VIDEO," is a cardio kick-boxing video starring former superstar quarterback Joe Montana and his wife Jennifer, both of whom have trained at the Company's karate schools.

In August 1998, the Company signed non-exclusive contracts with Kreative Video Products, Inc. of Chatsworth, California, for the domestic distribution of the Kanga Roddy series and the Montana Exercise Video. The Kanga Roddy Series was released in the fourth quarter of 1998 while the Montana Exercise Video is slated for release in Spring 1999.

Karate Studio

The Company used to manage and operate a chain of company-owned karate studios in the San Francisco Bay Area under the name "America's Best Karate" which, as of December 31, 1998, has been reduced from as many as ten locations to only one remaining location. The Company plans to cease the operation of the remaining location once the lease for the location expires in January 2000.

Competition

Each of the industries in which the Company competes is highly competitive and most of the companies with which the Company competes have greater financial and other resources than the Company. With respect to the Company's media activities, the Company competes with major production companies, and competition for access to a limited supply of facilities and talented creative personnel to produce its programs is often based on relationships and pricing. The Company's programs compete for time slots, ratings, distribution channels and financing, and related advertising revenues with other programming products. The Company's competitors include motion picture studios, television networks, and independent television production companies, which have become increasingly active in children's programming, and many of which have substantially greater financial and other resources than the Company.
The Company competes for broadcast commitments and production funding for public television projects with Children's Television Workshop, other independent production companies, and projects produced by local public television stations.

If the Company attempts to expand into other areas, including commercial television, it will face more intense competition from other, larger entities, which have substantially greater financial and other resources than the Company, such as The Walt Disney Company, Fox, Nickelodeon, Jim Henson Productions, Scholastic Productions, Cinar, Lancit Media Entertainment, and certain television syndicators, production companies, and networks which also seek to attract the children's/family audience segments with their programming. In addition, there is a strong trend toward vertical integration in the business, with more networks owning productions, making it more difficult for smaller, independent companies such as the Company to obtain favorable production financing and distribution terms.

The Company's Fitness Products compete with many other products aimed at the fitness and weight loss markets, including other video tapes, audio tapes and workbooks, and various types of exercise machinery. Many of these competing products are sponsored or endorsed by celebrities and sports figures, and many are marketed by companies having significantly greater resources than the Company.

In the licensing industry, there is strong competition from other independent licensing agencies and from the in-house licensing divisions of other production companies and television studios.

Employees

As of February 18, 1999, the Company employed a total of 20 employees on a full-time basis, 10 of which are management and 10 of which are clerical, and 4 employees on a part-time basis. The Company also contracts with additional employees for the production of the Kanga Roddy Series through the American Federation of Television and Radio Artists.



Item 2.         Description of Property

The Company leases approximately 3,000 square feet of space for its San Jose headquarters pursuant to a two year lease expiring July 2000 at approximately $10,000 per month. The Company also leases approximately 3,000 square feet of space for its one karate studio in San Leandro pursuant to a lease expiring in January 2000 at approximately $5,000 per month. The Company believes that its facilities are adequate for its present purposes.


Item 3.         Legal Proceedings

On April 24,1998, the Company filed a Complaint for Declaratory Relief in the U.S. District Court, Northern District of California, against William Charles Jeffreys, requesting a judicial determination of the Company's rights in certain intellectual property associated with the Adventures with Kanga Roddy
show, and that Mr. Jeffreys has no such rights.   Mr. Jeffreys filed  an answer
to the Company's complaint on June 15, 1998 along with a counterclaim. The Company disputes all claims of Mr. Jeffreys to an interest in certain of the Company's intellectual property and intends to vigorously protect its ownership and rights to such intellectual property. In February 1999, Mr. Jeffreys and the Company have agreed to settle the lawsuit and counterclaim for $36,000 which the Company will pay Mr. Jeffreys in twelve monthly payments of $3,000 each beginning in March of 1999.

With the exception of the foregoing, no lawsuits or proceedings are currently pending against the Company.




Item 4.         Submission of Matters to a Vote of Security Holders

A Special Meeting of Stockholders was held on September 23, 1998. The purpose of the meeting was to ratify the Securities Purchase Agreement dated as of July 2, 1998 by and among the Company, The Endeavour Capital fund S.A. and Amro International S.A. and the transactions contemplated thereby, including but not limited to, the possible issuance of shares of the Company's Common Stock equal to 20% or more of the total outstanding shares of the Company's Common Stock. The result of voting was as follows:

       For         %          Against       Abstain        Not Voted
    2,057,668    53.69         9,500         10,600        1,754,577


PART II

Item 5.         Market for Common Equity and Related Stockholder Matters

Market For Securities

Our Common Stock and Common Stock Purchase Warrants commenced quotation on the Nasdaq SmallCap Market System under the symbols "ACEI" and "ACEIW,"
respectively, on August 1, 1997.   The range of high and low reported closing
sales prices for the Common Stock as reported by Nasdaq SmallCap Market since the commencement of trading were as follows:

Common Stock:


                                                       High         Low

       1997

   Third Quarter                                      $5.50        $4.13

   Fourth Quarter                                     $8.00        $4.81


       1998

   First Quarter                                      $9.63        $7.75

   Second Quarter                                     $9.56        $6.56

   Third Quarter                                      $7.00        $3.50

   Fourth Quarter                                     $3.63        $0.97


       1999

   First Quarter (through March 18,  1999)            $3.00        $1.06


The prices set forth above reflect inter dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of March 25, 1999, shares of Common Stock were held by approximately 1400 stockholders of record, as reported by ADP Proxy Services.

Item 6.         Management's Discussion and Analysis or Plan of Operation

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the two-year period ended December 31, 1998. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.


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

     Revenues. During the year ended December 31, 1998, the Company's total revenue decreased to $736,701, a decrease of $442,852 or 37.5% as compared to total revenue for the year ended December 31, 1997 of $1,179,553.

The Company's revenues from the operation of its karate studios for the year ended December 31, 1998 was $324,730, a decrease of 61.9% from revenues of $853,335 for the year ended December 31, 1997. The decrease is attributable to the reduction in the number of karate studios from five to one at the end of 1998. The Company plans to either close or sell the remaining studio when the lease for that location expires in January 2000.

For the year ended December 31, 1998 the Company recognized $343,877 in film income, an increase of $128,877 or 59.9% from film income of $215,000 for the year ended December 31, 1997. Film income was derived from the delivery of the six episodes of the television show "Adventures with Kanga Roddy" to KTEH pursuant to its Distribution Agreement with KTEH, and also from the Sara Lee Corporation which was a sponsor of the show. See "Business."

Revenues from sale of accessories was $37,956 for the year ended December 31, 1998 as compared to $67,823 for the year ended December 31, 1997. The decrease was due to the reduction of karate studios from five to one by the end of 1998.


The Company's interest income of $30,138 was earned from investment activities.


Costs and Expenses.

The Company recognized $177,732 in amortization of film cost, which was capitalized production costs for the television show "Adventures With Kanga Roddy", for the year ended December 31, 1998 as compared to $58,000 for 1997.

The Company's expenses for salaries and payroll taxes were $847,147 for 1998, an increase of $53,661 or 6.8% from $793,486 in 1997. Total selling, general and administrative expenses was $924,740 for 1998, an increase of $551,967 or 148% from $372,773 in 1997. This increase was primarily due to marketing and promotion expenses related to the Company and its television show.

Interest expense was $76,447 for 1998, a decreased of $34,237 or 30.9% from $110,684 in 1997. Interest expense for 1998 was primarily attributed to interest bearing convertible debentures the Company sold within 1998. Rent expense was $308,007 for 1998, a decrease of $74,921 or 19.6% from $382,928 in
1997. The decrease in rent expense was primarily attributable to the closure of karate studios within 1998 but partially offset by increased rental expense for the Company's administrative headquarters.

As a result of foregoing factors, the Company's net loss increased by $522,145 or 65.2% from ($801,416) for the year ended December 31, 1997 to ($1,323,561)
for the year ended December 31, 1998. Net loss per share increased from ($0.25) in 1997 to ($0.33) in 1998, while weighted average number of shares outstanding increased from 3,155,257 shares in 1997 to 4,033,619 shares in 1998.

Liquidity and Capital Resources

Stockholders' equity decreased slightly to $3,905,203 at the end of 1998, representing a 4.6% decrease from 1997. Cash decreased for the twelve months ended December 31, 1998 by $1,792,894. Cash utilized for operations for the twelve months ended December 31, 1998 was ($413,956). Cash used for investing activities for the twelve months ended December 31, 1998 was ($3,345,060) and was primarily attributable to the cost of producing thirteen episodes of the
Kanga Roddy Series.   Cash from financing activities for the twelve months
ended December 31, 1998 was an increase of $1,966,122 which resulted primarily from sales of convertible debentures.


The Company has historically financed its operating and capital outlays primarily through sales of common stock, loans from stockholders and other third parties and bank financing.

Total long-term debt as of December 31, 1998 was $831,266 as compared to $64,199 at December 31, 1997. The increase in long-term debt was attributable to outstanding unconverted convertible debentures at the end of 1998. Loans payable to related parties as of December 31, 1998 was $137,037 as compared to $37,255 as of December 31, 1997. In addition, deferred revenues decreased $465,500 or 85.6% from $543,520 at December 31, 1997 to $78,020 at December 31,
1998.   Deferred revenues are primarily pre-paid tuition for the karate studios which cannot be immediately recognized and the decrease is the result of the conversion of such deferred revenues into recognized revenues from elimination of deferred revenues on studios sold and the refund of pre-paid tuition for students who terminate their karate instruction prior to completing their subscribed program.

The Company maintains a credit line with Wells Fargo Bank pursuant to which the Company has borrowed approximately $32,000 as of December 31, 1998 and repayment of this amount is made at the monthly rate of 2% of the outstanding balance of the borrowing. Other than such loan, the Company does not presently maintain any other borrowing facility or have any indebtedness to financial institutions.

On January 19, 1999 the Company sold another $950,000 of convertible debentures, and on March 5, 1999 the Company reset the exercise price of certain warrants for the purchase of common stock granted to consultants of the Company in January 1999 and received $540,000 from the exercise of such warrants. This total of $1,490,000 is for funding of working capital and further production of episodes of the Kanga Roddy series.

On February 19, 1999, the Company entered into a letter of intent with JWGenesis Capital Markets LLC ("JWGenesis") pursuant to which JWGenesis will act as the Company's exclusive placement agent in connection with a proposed private offering (the "Proposed Offering") of a minimum of $700,000 and a maximum of $4,500,000 of Units of the Company's securities, each Unit consisting of 50 Shares of Series C Redeemable Convertible Preferred Stock, $.0001 Par Value, 25,000 Class A Common Stock Warrants, and 25,000 Class B Common Stock Warrants. In consideration for its services, JWGenesis will receive a placement fee equal to 10% of the gross proceeds of the Proposed Offering, plus a non-accountable expense allowance equal to 3% percent of the aggregate purchase price of the securities sold, and a five (5) year warrant to purchase at the Proposed Offering price additional Units equal to 10% of the aggregate number of Units sold in the Proposed Offering. Additionally, upon the first closing of the Proposed Offering, the Company is to enter into an agreement whereby JWGenesis shall have the right to (i) purchase for its account or to sell for the account of the Company or any of its stockholders owning at least five percent (5%) of the Company's securities (the "Principal Stockholders"), any securities with respect to which the Company or any of its Principal Stockholders may seek a private or public offering pursuant to a registration statement or otherwise, and (ii) nominate a designee to the Company's Board of Directors. Further, upon completion of the Proposed Offering, the Company is to enter into an agreement whereby JW Genesis shall
(i) have a two (2) year right of first refusal to act as the managing underwriter, or as a member of the underwriting syndicate and/or selling group with respect to any offering of the Company's securities, (ii) have a two (2) year right to act as the Company's exclusive investment banker for a fee of 150,000 shares of Common Stock which shall be payable at the Closing, and
(iii) have a five (5) year right to receive a fee based upon a percentage of the value of any business combination or financing arrangement, including but not limited to mergers, acquisitions, sales, joint ventures, and any other business or business combinations involving the Company, where such arrangement is introduced to the Company by the JWGenesis or contacted by JWGenesis or the Company from the signing date of the engagement letter or within 24 months after the final closing of the Proposed Offering; and that any such transaction fee due to JWGenesis will be paid in cash at the closing of the particular transaction for which the finder's fee is due.

We now estimate that the average cost of developing and producing each episode of the Kanga Roddy Series is $240,000 and that we will require approximately $2.88 million of additional financing to complete the remaining 12 episodes of the Kanga Roddy Series. Except for the Proposed Offering described above, we have no other current arrangements with respect to additional financing and there can be no assurances that additional financing will be available on acceptable terms, if at all. The net proceeds from the Proposed Offering may not be sufficient to fund production of all of the remaining 12 episodes of
the Kanga Roddy series.   To the extent that the Company's available working
capital is insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through public or private equity or debt financing or by exercising its rights to redeem the outstanding warrants to purchase common stock. There can be no assurance that such additional financing will be available, or, if available, will be on terms satisfactory to the Company or not dilutive of existing shareholders.


Item 7.         Financial Statements

The consolidated financial statements of the Company and subsidiaries and independent auditors' report are filed herewith on pages 14 through 37 of this report.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.


PART III

Item 9.        Directors, Executive Officers, Promoters and Control Person;
               Compliance With  Section 16(a) of the Exchange Act

See information under the caption "Election of Directors" and "Compliance with
Section 16(a) of the Exchange Act" of the Company's proxy statement for the 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement") which information is incorporated by reference herein.

Item 10.        Executive Compensation

See information under the caption "Executive Compensation" of the 1999 Proxy Statement which information is incorporated by reference herein.


Item 11.        Security Ownership of Certain Beneficial Owners and Management

See information under the caption "Principal Shareholders" and "Stock ownership of Management" of the 1999 Proxy Statement which information is incorporated by reference herein.




Item 12.        Certain Relationships and Related Transactions.

See information under the caption "Certain Relationships and Related Transactions" of the 1999 Proxy Statement which information is incorporated by reference herein.




Item 13.        Exhibits and Reports on Form 8-K.

(a) Exhibits.

 See Index to Exhibits at pages 38 to 39 of this Form 10-KSB.

(b) Reports on Form 8-K.

None.

                                SIGNATURES

 In accordance with Section 13 or 15(d) of the Securities Exchange
 Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Date:  March 31, 1999
                                AMERICAN CHAMPION ENTERTAINMENT, INC.

                                By:   /s/ ANTHONY K. CHAN
                                     -----------------------------------
                                          Anthony K. Chan, President
                                         (Principal Executive Officer)


In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                        Title                     Date
--------------------------  -------------------------------  ----------------
/s/ ANTHONY K. CHAN         President, Chief Executive       March 31, 1999
-------------------------   Officer, and Director
    Anthony K. Chan         (Principal Executive Officer)




/s/ GEORGE CHUNG            Chairman of the Board and        March 31, 1999
-------------------------   Director
    George Chung


/s/ DON BERRYESSA           Senior Vice President, Chief     March 31, 1999
-------------------------   Operations Officer and Director
    Don Berryessa


/s/ MAE LYN WOO             Vice President and Chief         March 31, 1999
-------------------------   Financial Officer (Principal
    Mae Lyn Woo             Financial Officer)


/s/ JAN D. HUTCHINS         Director                         March 31, 1999
-------------------------
    Jan D. Hutchins


/s/ WILLIAM T. DUFFY        Director                         March 31, 1999
-------------------------
    Willian T. Duffy


/s/ ALAN ELKES              Director                         March 31, 1999
-------------------------
    Alan Elkes


/s/ RONALD M. LOTT          Director                         March 31, 1999
-------------------------
    Ronald M. Lott


                   AMERICAN CHAMPION ENTERTAINMENT, INC.
                                 AND
                             SUBSIDIARIES

                       INDEPENDENT AUDITOR'S REPORT
                                  AND
                     CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998 AND 1997



CONTENTS

                                                                     PAGE


INDEPENDENT AUDITOR'S REPORT


CONSOLIDATED FINANCIAL STATEMENTS
        Balance sheet
        Statement of operations and accumulated deficit
        Statement of cash flows
        Notes to financial statements



INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
American Champion Entertainment, Inc.
and Subsidiaries

We have audited the accompanying consolidated balance sheet of American Champion Entertainment, Inc., and Subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the financial statements, the Company had limited cash reserves at December 31, 1998 and based on management's current cash flow estimates, will not have sufficient cash to meet obligations over the next twelve months without additional sources of capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in this regard is discussed in Note 20. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss Adams LLP

San Francisco, California
March 11, 1999



                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET

                                                            December 31,
                                                    -------------------------
                                                       1998          1997
                                                    -----------   -----------
                     Assets
  Cash.......................................           $2,763    $1,795,657
  Account receivable.........................           37,675       220,817
  Loans receivable, related parties..........          114,937       114,773
  Prepaid expenses...........................           56,267        96,556
  Property and equipment.....................          395,330       255,423
  Film costs, net............................        5,381,329     2,445,417
  Note receivable............................           80,424        --
  Other Assets...............................           11,673        35,152
                                                    -----------   -----------
  Total assets...............................        6,080,398     4,963,795
                                                    ===========   ===========


                   Liabilities

  Accounts payable and accrued expenses......       $1,122,307      $199,344
  Note payable, related parties..............          137,037        37,255
  Other......................................           --             8,432
  Deferred revenues..........................           78,020       543,520
  Notes payable..............................          831,266         64199
  Obligations under capital leases...........            6,565        16,722
                                                    -----------   -----------
  Total liabilities..................                2,175,195       869,472
                                                    -----------   -----------

               Stockholders' Equity
  Preferred stock, $.0001 per share,
    3,000,000 shares authorized, none
    issued or outstanding....................           --            --
  Common stock, $0.0001 par value;
    20,000,000 shares authorized;
    paid-in capital..........................        6,522,459     5,529,419
  Common stock warrants......................          290,901       149,500
  Accumulated deficit........................       (2,908,157)   (1,584,596)
                                                    -----------   -----------
  Total stockholders' equity.................        3,905,203     4,094,323

                                                    $6,080,398    $4,963,795
                                                    ===========   ===========


                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                               Year Ended December 31,
                                            ---------------------------
                                                1998           1997
                                            ------------   ------------
REVENUE:
  Film income...........................       $343,877       $215,000
  Tuition and related fees..............        324,730        853,335
  Accessories...........................         37,956         67,823
  Interest income.......................         30,138         43,395
                                            ------------   ------------
  Total revenue.........................        736,701      1,179,553
                                            ------------   ------------
COSTS AND EXPENSES:
  Cost of sales.........................         26,152         36,098
  Amortization of film costs............        177,732         58,000
  Salaries and payroll taxes............        847,147        793,486
  Rent..................................        308,007        382,928
  Selling, general and administrative...        924,740        372,773
  Interest..............................         76,447        110,684
  Write off of film costs...............         --            105,000
  Write off of loan fees................         --             65,000
  Facilities closure costs..............         --             57,000
                                            ------------   ------------
  Total costs and expenses..............      2,360,225      1,980,969
                                            ------------   ------------
Loss from operations ...................    ($1,623,524)     ($801,416)
                                            ============   ============

Gain on sale of karate studio...........        307,429         --
                                            ------------   ------------

Loss before provision for income taxes..     (1,316,095)      (801,416)

Provision for income taxes..............          7,466         --
                                            ------------   ------------
Net Loss................................     (1,323,561)      (801,416)
                                            ============   ============

Weighted average number of shares
  outstanding...........................      4,033,619      3,155,257
                                            ============   ============

Basic loss per share....................         ($0.33)        ($0.25)
                                            ============   ============

                           See accompanying notes.

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                              Common Stock
                                          -----------------------                                  Total
                                            Number      Paid-in       Common                    Stockholders
                                              of        Capital       Stock       Accumulated      Equity
                                            Shares     (Deficit)     Warrants       Deficit      (Deficit)
                                          ----------  -----------  ------------  -------------  ------------
Balance, December 31, 1996.............     $92,030  ($1,155,318)          --       ($783,180)  ($1,938,498)

  Conversion of ABK shares
    to ACE shares......................   2,494,018          --            --            --             --
  Issuance of common stock, net of
    offering costs of $1,474,508.......   1,437,519    5,463,737           --            --       5,463,737
  Issuance of warrants.................        --            --        149,500           --         149,500
  Debt converted to equity.............      53,400      133,500           --            --         133,500
  Cancellation of founders' shares.....    (228,622)         --            --            --             --
  Common stock subject to rescission...        --       (248,020)          --            --        (248,020)
  Rescission of common stock...........     (16,000)     (40,000)          --            --         (40,000)
  Expiration of rescission agreement...        --      1,175,520           --            --       1,175,520
  Stock options issued in connection
    with film costs....................        --        200,000           --            --         200,000
  Net loss.............................        --            --            --        (801,416)     (801,416)
                                          ----------  -----------  ------------  -------------  ------------
Balance, December 31, 1997.............   3,832,345   $5,529,419      $149,500    ($1,584,596)   $4,094,323

  Common stock warrants issued in
    connection with debentures.........        --          --          124,501        --            124,501
  Conversion of debentures
    to common stock....................   1,421,901    1,176,442        --            --          1,176,442
  Exercise warrants to purchase
    common stock warrants..............        --          --           16,900        --             16,900
                                                                                                        --
  Net loss                                     --          --           --         (1,323,561)   (1,323,561)
                                          ----------  -----------  ------------  -------------  ------------
Balance, December 31, 1998.............   5,254,246   $6,522,459      $290,901    ($2,908,157)   $3,905,203
                                          ==========  ===========  ============  =============  ============

                           See accompanying notes.

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      Year Ended December 31,
                                                   ----------------------------
                                                       1998           1997
                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................    ($1,323,561)     ($801,416)
Adjustments to reconcile net loss to
  net cash used for operating activities:
    Gain on sale of karate studio...............       (307,429)           --
    Depreciation and amortization...............        253,405        101,407
    Write off of film costs.....................            --         105,000
    Rent concession amortization................         (4,216)        (4,216)
    Amortization of original issue discount
      on long term debt.........................         15,560            --
    Common stock issued related to salary.......            --          72,225
    Common stock issued related to loan fees....            --          65,000
Decrease in:
  Accounts receivable...........................        183,142       (215,000)
  Prepaid expenses and other....................         30,986        (66,289)
Increase in:
  Accounts payable and accrued expenses.........        928,198       (117,300)
  Deferred revenues.............................       (190,041)      (375,156)
                                                   -------------  -------------
     Net cash used for operating activities.....       (413,956)    (1,235,745)
                                                   -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..............       (237,402)      (247,970)
Payments for film costs.........................     (3,113,644)    (1,722,413)
Advances to stockholders........................           (164)       (22,690)
Payments received                                         6,150            --
                                                   -------------  -------------
     Net cash used for investing activities.....     (3,345,060)    (1,993,073)
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stocks.........            --       6,748,020
Proceeds from issuance of warrants..............         16,900        149,500
Offering costs..................................            --      (1,407,964)
Rescission of common stock......................            --         (40,000)
Proceeds on loans from related parties .........        137,000            --
Payments on loans from related parties..........        (37,218)      (314,920)
Proceeds on long-term debt......................      2,010,963            --
Payments on long-term debt......................       (151,366)      (108,546)
Principal payments on capital leases............        (10,157)       (30,378)
                                                   -------------  -------------
     Net cash provided by financing activities..      1,966,122      4,995,712
                                                   -------------  -------------
NET (DECREASE) INCREASE IN CASH.................     (1,792,894)     1,766,894

CASH, beginning of year.........................      1,795,657         28,763
                                                   -------------  -------------
CASH, end of year...............................         $2,763     $1,795,657
                                                   =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest....................................        $60,887       $116,132
                                                   =============  =============
    State income taxes..........................         $7,466         $  --
                                                   =============  =============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
   Common stock issued for short-term debt......         $  --         $27,000
                                                   =============  =============

  Long-term debt converted to equity............       $993,040       $133,500
                                                   =============  =============
  Options and common stock issued
     related to film costs......................         $  --        $226,000
                                                   =============  =============

  Common stock warrants issued with debt               $124,501         $  --
                                                   =============  =============

                           See accompanying notes.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997


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

AC Media focuses on operating and managing all media-related programs for the Company. These programs consist of fitness information video tapes, books and audio tapes and production of educational television programs for children which emphasize martial arts values and fun. ABK focuses solely on operating and managing the Company's karate studios, which are located in the San Francisco Bay Area.

Revenue Recognition - AC Media - Revenue from films is recognized on the accrual method. Film costs are amortized using the individual-film-forecast-computation method, which amortizes costs in the ratio that current gross revenues bear to anticipated total gross revenues from all sources. The management of AC Media periodically reviews its estimates of future revenues for each master and if necessary a revision is made to amortization rates and a write down to net realizable value may occur.

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


Note 1 - Nature of Operations and Summary of Significant Accounting Policies (continued)

A student may cancel an Enrollment Agreement at any time. A refund, if any, is made if the student's advanced payments exceed the elapsed portion of the course, prorated at $75 per month (additional family members prorated at $45 per person per month). The elapsed portion of the course is the number of months between the course starting date and the cancellation date. Fee payments subject to refund are shown in the financial statements as deferred revenue, which will be recognized as revenue in the future years if there is no cancellation by the student. See Note 18 related to sales of studios.

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

Cash and Cash Equivalents - The Company considers certain highly liquid instruments purchased with original maturities of year or less to be cash equivalents. The Company had cash equivalents of $ -0- and $1,496,000 at December 31, 1998 and 1997, respectively.

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

Fair Values of Financial Instruments - The carrying value of cash, receivables, accounts payable and short-term borrowings approximate fair value due to the short maturity of these instruments. The carrying value of long-term obligations approximate fair value since the interest rates either fluctuate with the lending banks' prime rates or approximate market rate.
None of the financial instruments are held for trading purposes.



Note 1 - Nature of Operations and Summary of Significant Accounting Policies (continued)

Basic Loss Per Share - Statement of Financial Accounting Standards (SFAS) No. 128 was adopted by the Company during the year ended December 31, 1997. Basic loss per share is based on the weighted average outstanding shares issued. Because the Company has a net loss, the common stock equivalents would have an anti-dilutive effect on earnings per share. Accordingly, basic earnings per share and diluted earnings per share are the same.

Income Taxes - Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. The Company and its Subsidiaries file a consolidated tax return.

Presentation - Because of the Company's reduced activity in its karate instruction segment, management believes utilizing a classified balance sheet presentation is no longer appropriate, as the operating cycle of the media-related segment of the Company is expected exceed 12 months. Accordingly, an unclassified presentation is utilized for the accompanying balance sheet, which is an acceptable method under SFAS No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films".

Reclassifications - Certain reclassifications have been made to the 1997 amounts to conform to the current presentation.


Note 2 - Uses of Estimates, Risks and Uncertainties

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates used in these financial statements include the recovery of film costs, which has a direct relationship to the net realizable value of the related asset. It is at least reasonably possible that management's estimate of revenue from films could change in the near term, which could have a material adverse effect on the Company's financial condition and results of operations.



Note 3 - Property and Equipment

                                                    1998          1997
                                                 -----------   -----------
  Furniture and fixtures......................      $53,705       $95,322
  Equipment...................................       70,429        51,251
  Leasehold improvements......................       --            11,938
  Leased assets...............................       --           119,899
  Production equipment........................      402,887       230,526
                                                 -----------   -----------
                                                    527,021       508,936
  Less accumulated depreciation and
     amortization.............................      131,691       253,513
                                                 -----------   -----------
                                                   $395,330      $255,423
                                                 ===========   ===========

Depreciation expense was $75,673 and $43,407 for the years ended December 31, 1998 and 1997, respectively. The accumulated depreciation related to the leased assets at December 31, 1998 and 1997 was $-0- and $119,899, respectively.

Note 4 - Film Costs

Film costs consist of the capitalized costs related to the production of videos and programs for television as follows:

                                                    1998          1997
                                                 -----------   -----------
Television program
  The Adventures of Kanga Roddy...............   $5,455,764    $2,342,120

Videos
  Montana Exercise Video......................      148,253       148,253
  Strong Mind Fit Body........................       18,042        18,042
                                                 -----------   -----------
                                                  5,622,059     2,508,415
  Less accumulated amortization...............      240,730        62,998
                                                 -----------   -----------
                                                  5,381,329     2,445,417
                                                 ===========   ===========

Production of the first seven episodes of The Adventures of Kanga Roddy was completed during 1997. Thirteen additional episodes were completed during the year ended December 31, 1998. Both videos were completed in 1996, but only the Strong Mind Fit Body video has been released. During 1997, management wrote down the capitalized costs for this video by $105,000.



Note 5 - Notes Payable, Related Parties

The notes payable to related parties bear interest at -0- to 12% and are unsecured. Amounts due after 1999 are not material.


Note 6 - Notes Payable

Debentures, interest at 7% due
quarterly, unsecured and due July 1,
2000, net of original issue discount
of $86,662. Convertible to common
stock at 75% of the then current
market price of the common stock or
117.5% of the market price of the
stock at the date of issue.            $  536,896       $     -

Notes payable to individuals, interest
at -0- to 12%, unsecured and due at
various dates during 1999.                230,000             -

Drawings from a $40,000 bank business
credit card line with interest at
the banks prime rate plus 6.5%.            40,000          34,001

Other                                      24,370          30,198
                                        ----------      ----------
                                       $  831,266      $   64,199
                                        ==========      ==========

The debentures are due in 2000. However, these debentures, together with accrued interest, were converted to 495,335 shares of common stock subsequent to year-end. The remaining notes payable are substantially all due in 1999.



Note 7 - Income Taxes

Reconciliation of the Federal statutory tax rate of 34% and state tax rate of 8.8% to the recorded amounts are as follows:

                                                    1998          1997
                                                 -----------   -----------
  Federal tax benefit at statutory rates......    ($450,000)    ($274,000)
  State tax benefit at statutory rates........     (117,000)      (75,000)
  Other.......................................        7,466       (13,000)
  Increase in valuation allowance.............      567,000       362,000
                                                 -----------   -----------
                                                     $7,466       $  --
                                                 ===========   ===========

The Company has net operating loss (NOL) carryforwards for federal income tax purposes of approximately $3,000,000, the benefits of which expire in 2011 through 2013 for federal purposes and through 2003 for state purposes. The NOLs created by the Company's subsidiaries prior to the reorganization and the NOLs created as a consolidated group subsequent to the reorganization described in
Note 1, may have limitations related to the amount of usage by each subsidiary or the consolidated group as described in the Internal Revenue Code. In addition because of changes in ownership of the Company, the utilization of NOL's in any one year will be limited by section 382 of the Internal Revenue Code.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                    1998          1997
                                                 -----------   -----------
DEFERRED TAX ASSETS
  NOL carryford...............................   $1,175,000      $500,000
  Deferred revenue............................       25,000       217,000
  Other.......................................       --            36,000
  Valuation allowance.........................   (1,175,000)     (608,000)
                                                 -----------   -----------
                                                     25,000       145,000
                                                 -----------   -----------

DEFERRED TAX LIABILITIES
  Accounts receivable.........................       --           127,000
  Depreciation................................       25,000        18,000
                                                 -----------   -----------
                                                     25,000       145,000
                                                 -----------   -----------
                                                    $  --         $  --
                                                 ===========   ===========



Note 7 - Income Taxes (continued)


SFAS No. 109 requires the Company to record a valuation allowance when it is "more likely than not that some portion of the deferred tax asset will not be realized." Management believes that some of the excess NOL carryforwards over temporary differences may be utilized in future periods. However, due to the uncertainty of future taxable income, a valuation allowance for the net amount of the deferred tax assets and liabilities has been recorded at December 31, 1998 and 1997.


Note 8 - Lease Commitments

The Company leases facilities under operating leases and gym equipment under capital leases that range from two to six years and expire at various dates through 2000. Some leases have options to renew for additional terms and some require additional increases as defined.

Future minimum lease payments under these leases are:

                                                   Capital      Operating
                                                 -----------   -----------
  1999........................................       $6,565      $228,000
  2000........................................         --          85,000
                                                 -----------   -----------
  Total minimum lease payments................        6,565      $313,000
                                                 ===========   ===========

Management of the Company has developed a plan to close certain studios related to its karate studio segment. As of December 31, 1998 and 1997, the Company has accrued $57,000 to account for the estimated costs to be incurred in future periods related to studios which have been closed. The accrual is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.


Note 9 - Commitments and Contingencies

In September 1996, the Company entered into an agreement with the director of The Adventures With Kanga Roddy television program, whereby the director would receive 2% in the distribution of net profits from the TV broadcasting, syndication, and video sales of the first 13 episodes of that program.



Note 9 - Commitments and Contingencies (continued)

The Company has entered into a distribution agreement with KTEH, the public broadcasting system ("PBS") station serving the San Jose, California area, for the exclusive right to distribute the "The Adventures with Kanga Roddy" series throughout the United States for a two-year period. Under the terms of the Distribution Agreement, the Company will receive $430,000, which is based on delivery of 13 episodes to KTEH. For the periods ended December 31, 1998 and 1997, the Company had recognized revenue of $215,000 in each year. In addition, the Company is entitled to 85% of any distribution fees collected by KTEH in excess of $505,000. Under the Distribution Agreement, the Company has also committed to sharing with KTEH (i) 8% of all revenues from the sale and licensing of products such as video tapes, books and music tapes and (ii) 5% of gross profits of the Company from the sale and licensing of toys and clothing. The Company has also granted KTEH a right of first refusal with respect to rights to the Kanga Roddy Series not granted to KTEH in the Distribution Agreement.

In April 1998, KTEH agreed to purchase an additional 26 episodes and 2 one-hour specials for approximately $900,000. No revenue has been recognized from this transaction as of December 31, 1998.

During 1998, the Company canceled the licensing agreements with SEGA. The Company exercised a "key man" clause to terminate the contracts. Management of the Company does not believe SEGA has any remaining rights under the agreements.

During 1998, the Company entered into a non-exclusive toy licensing agreement with Timeless Toys with respect to the "The Adventures with Kanga Roddy" television program. Under the agreement, the Company is entitled to an 8% royalty. The agreement expires in January 2001.

The Company has entered into an agreement with the two participants of the Montana Exercise Video in which a royalty fee of $1 will be paid for each tape sold.

Note 10 - Related Party Transactions

Loans to stockholders were $114,937 and $114,773 at December 31, 1998 and 1997, respectively.

In November 1996, the Company agreed to pay to two participants of the Montana Exercise Video the sum of $50,000 from the proceeds of the initial public offering and another $50,000, which is included in accounts payable at December 31, 1998, will be paid 30 days prior to the release date. These two participants are stockholders of the Company.



Note 10 - Related Party Transactions (Continued)

During 1998 and 1997, the Company paid $67,500 and $60,000, respectively, to two shareholders for story lines and scripts for the production of the television series "The Adventures with Kanga Roddy".

Note 11 - New Authoritative Pronouncements

In February 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits", in June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and in October 1998, SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". Management believes the provisions of SFAS Nos. 132, 133 and 134 will not have a material effect on the financial condition or reported results of operations and cash flows.


Note 12 - Industry Segments

The Company is involved in the development of educational television programs and fitness videos and operated one karate studio at December 31, 1998, which are segmented into two categories for reporting purposes. Television and videos reflect the activities related to the development and production of educational television programs and fitness videos. Tuition and related fees includes activities related to operations of karate studios.

The relative contributions to net sales, income from operations and identifiable assets of the Company's two industry segments for the years ended December 31, 1998 and 1997 are as follows:



Note 12 - Industry Segments (continued)

                                                    1998          1997
                                                 -----------   -----------
Net sales (1):
  Tuition and related fees....................     $362,686      $921,158
  Video and television........................      343,877       215,000
  Corporate...................................       30,138        43,395
                                                 -----------   -----------
  Net sales...................................     $736,701    $1,179,553
                                                 ===========   ===========

Depreciation and amortization:
  Tuition and related fees....................       $8,616       $32,810
  Video and television........................      244,789        68,597
                                                 -----------   -----------
  Depreciation and amortization...............     $253,405      $101,407
                                                 ===========   ===========

Capital expenditures:
  Tuition and related fees....................       $2,778       $12,080
  Video and television........................    3,348,268     2,184,303
                                                 -----------   -----------
  Capital expenditures .......................   $3,351,046    $2,196,383
                                                 ===========   ===========

Income (loss) from operations:
  Tuition and related fees....................    ($383,191)    ($643,345)
  Video and television........................     (592,376)       43,642
  Corporate...................................     (647,957)     (201,713)
                                                 -----------   -----------
  Net loss....................................  ($1,623,524)    ($801,416)
                                                 ===========   ===========

Identifiable assets (2):
  Tuition and related fees....................     $218,048      $216,241
  Video and television........................    5,800,159     2,884,565
                                                 -----------   -----------
  Totals......................................    6,018,207     3,100,806
  Add: Corporate...............................      62,191     1,862,989
                                                 -----------   -----------
  Assets......................................   $6,080,398    $4,963,795
                                                 ===========   ===========

[1] There were no sales between industry segments.
[2] Corporate and other assets are principally cash and prepaid expenses.



Note 13 - Employment Agreements

During 1997, the Company entered into employment agreements with each of Mr. Chung, Mr. Chan, Mr. Berryessa, and Mr. Hutchins. Each agreement has a term of five years except Mr. Hutchins which is two years. Pursuant to the agreements, the Company will pay to these individuals a base salary of $150,000, $150,000, $105,000 and $75,000 per year, respectively. Each agreement also provides for the following bonuses: (i) options to purchase 87,500, 87,500, 25,000 and 20,000 shares of Common Stock of the Company, respectively, exercisable at 120% of the public Offering price of the Common Stock of the Company upon consummation of the Offering ($6 per share) and (ii) $200,000, $200,000, $100,000 and $100,000, respectively, if all of the Warrants issued to the public in the Offering are exercised by the holders thereof within the five-year (two years for Mr. Hutchins) exercise period of such Warrants. Additional options to purchase 20,000, 20,000, 15,000 and 10,000 shares of the Company's Common Stock will be granted at the end of each twelve-month period beginning July 1, 1998 at $6.5625 per share. The executives are also entitled to certain fringe benefits. If any of these individuals is terminated other than for cause, death or disability, the Company is obligated to pay such executive an amount equal to his base salary then in effect for the remaining term of the agreement.

Note 14 - Stock Plans

The Stock Plan was adopted by the Board of Directors and stockholders of the Company during 1997. The total number of shares of Common Stock subject to issuance under the Stock Plan is 400,000, subject to adjustments as provided in the Plan. During 1998, the shares available under the plan were increased to 800,000. The Plan provides for the grant of stock options, stock appreciation rights ("SARs") and other stock awards to employees of the Company or any consultant or advisor engaged by the Company who renders bona fide services to the Company; provided, that such services are not in connection with the offer or sale of securities in a capital raising transaction. The Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). Stock options may be granted by the Committee on such terms, including vesting and payment forms, as it deems appropriate in its discretion; provided, that no option may be exercised later than ten years after its grant, and the purchase price for incentive stock options and non-qualified stock options shall not be less than 100% and 85% of the fair market value of the Common Stock at the time of grant, respectively.



Note 14 - Stock Plans (Continued)

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

Note 15 - Common Stock

During the year ended December 31, 1997, the Company sold 1,300,000 shares of its common stock at $5 per share and 1,495,000 warrants to purchase the Company's common stock at $.10 per warrant, in a public offering. In addition, 130,000 warrants were issued to the underwriters for nominal consideration. Each warrant entitles the registered holder to purchase one share of common stock at $6.50 per share at any time through August 2002.

During 1998, the Company issued 130,000 warrants upon exercise of underwriter's warrants to purchase warrants to purchase the Company's common stock. The Company received proceeds of $16,900 related to these warrants. The Company also issued 124,501 warrants in connection with the debentures issued during 1998. The Company received no proceeds related to these warrants. These warrants entitle the registered holder to purchase one share of common stock at $7.56125 per share at any time through July 2003. These warrants were valued by the Company at $1 each and were accounted as original issue discount
(OID). The OID is being  amortized against the related debt.

At the time of the public offering the Company offered to certain stockholders of the Company who previously purchased common stock of ABK, the right to rescind their previous purchase and receive the return of their purchase price paid plus interest. The total number of shares subject to rescission was 684,619 (ACE shares). One stockholder rescinded 16,000 shares at $40,000. The rescission offer expired October 1, 1997.

During 1997 certain "founding" stockholders of the Company canceled 228,622 shares of common stock. These stockholders received no proceeds related to cancellation of these shares.



Note 16 - Stock Options

At December 31, 1997, there were 400,000 options authorized and 393,000 options outstanding under the Company's Stock Plan. At December 31, 1998, there were 800,000 options authorized and 800,000 options outstanding under the Company's Stock Plan. No options were exercised or canceled during the year ended December 31, 1998.

The Company applies the intrinsic value based method prescribed by Accounting Principals Board Opinion No. 25 "Accounting for Stock Issued to Employees," in accounting for employee stock options. Accordingly, compensation expense is recognized only when options are granted with a discounted exercise price. Any such compensation expense is recognized ratably over the associated service period, which is generally the vesting term. At December 31, 1998, the Company accounted for 700,000 options under this method.

Stock options granted to non-employees for services provided to the Company are accounted for under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock- Based Compensation." At December 31, 1998 and 1997, the Company accounted for 100,000 options, which were issued in connection with the production of "The Adventures With Kanga Roddy" under this method. These options were valued at $200,000 and are included in film costs and additional paid in capital in the accompanying balance sheet. The value of options issued to non- employee directors were not material and have been accounted for under the intrinsic value method.

Pro forma net earnings and earnings per share information, as required by SFAS 123, has been determined as if the Company had accounted for employee stock options under SFAS 123's fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1998 and 1997, respectively: risk free interest rate of 4.65 and 6.25 percent; dividend yield of 0 percent; expected option life of 7 years; and volatility of 78 and 42 percent.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the one-year average vesting period of the options. The Company's pro forma net loss for the year ended December 31, 1998 and 1997, respectively, was $(1,881,000) and $(1,049,000) and pro forma net loss per share was $(.47) and $(.33).



Note 16 - Stock Options (Continued)

                                            Shares of Common Stock
                                    -----------------------------------
                                     Available
                                        for
                                    Exercise of   Options
                                     Options/      Under
                                       Award       Plan      Warrants
                                    ----------- ----------- -----------
Balance, December 31, 1996......          --          --          --
  Authorized....................       400,000        --          --
  Granted.......................      (393,000)    393,000   1,625,000
                                    ----------- ----------- -----------
Balance, December 31, 1997......         7,000     393,000   1,625,000
  Authorized....................       400,000        --          --
  Granted.......................      (407,000)    407,000     254,501
                                    ----------- ----------- -----------
Balance, December 31, 1998......          --       800,000   1,879,501
                                    =========== =========== ===========

No options were exercised or lapsed during the year ended December 31, 1998.

                                                        Options and Warrants
                Options and Warrants Outstanding            Exercisable
               ------------------------------------  ------------------------
                             Weighted
                              Average    Weighted                  Weighted
                             Remaining    Average                   Average
                  Number    Contractual  Exercise       Number     Exercise
               Outstanding     Life        Price     Exercisable     Price
               ------------ ----------- -----------  ------------ -----------
1997
Options....        393,000         7.6       $5.61       368,000       $5.61
Warrants...      1,495,000         4.6        6.50     1,495,000        6.50

1998
Options....        800,000         8.2        4.07       389,000        5.59
Warrants...      1,879,501         3.6        6.57     1,879,501        6.57



Note 17 - Year 2000

In the opinion of management, no material adverse effect on either results of operations, cash flows or financial position is anticipated due to the modifications or replacement of existing information systems in order to accommodate year 2000 implications.



Note 18 - Sale of Karate Studios

During the year ended December 31, 1998, the Company sold four karate studios to the locations' general managers. The Company received notes receivable totaling $86,500 due in monthly payments of $333 to $1,000 including interest imputed at 10%. The Company has guaranteed payments of a studio lease, which are $4,673 per month through March 2000. The Company retained all advance payments of enrollment fees, which were approximately $310,000 as of the closing dates; however, the Company is liable for any future refunds to students enrolled prior to the closing dates. The Company reduced the liability for advance payments of enrollment fees related to these studios to $35,000, which is included in deferred revenue. Management will evaluate this liability quarterly in light of cancellations to date and expected future cancellations.

Note 19 -Subsequent Events

Common Stock Purchase Warrants - Subsequent to year-end the Company issued 600,000 warrants to purchase the Company's common stock. These warrants were issued to consultants for services provided to the Company. The Company received no proceeds upon issuance of the warrants. All holders exercised their rights to convert the warrants to common stock subsequent to year-end. The Company received total proceeds of $540,000 and issued one share of common stock for each warrant exercised.

Financing - Subsequent to year-end the Company issued convertible debentures totaling $950,000. The interest rate on the Debentures is 7% per annum, payable in cash or in shares of the Company's Common Stock. The Debentures mature January 1, 2002 and may be converted to shares of Common Stock. The Company also issued 61,125 warrants in connection with these debentures. The Company received no proceeds from these warrants. The warrants are convertible to shares of the Company's common stock at $2.1406 per share and expire January 31, 2002. Holders of these debentures converted principal of $530,000 and interest of $5,017 to 871,719 shares of the Company's common stock subsequent to year-end.

Subsequent to year-end the Company's Board of Directors approved a plan to sell 100,000 shares of convertible preferred stock in a private placement. Management expects to receive proceeds of approximately $4,050,000 (which is net of approximately $450,000 of transaction fees) related to these securities. Final settlement of this transaction will require shareholder approval. The preferred shares are convertible to the Company's common stock using a formula based on the five day average closing price of the Company's publicly traded common stock at the date the shares are sold. Any shares converted to common stock will be restricted stock for a period of twelve months from shareholder approval of the transaction. There is no guarantee that the Company will be able to sell the planned amount of securities or that the shareholders of the Company will approve the transaction.



Note 19 -Subsequent Events (Continued)

Issuance of Common Stock - Subsequent to year-end the Company issued 47,730 shares of common stock to consultants for no consideration.

Note 20 -Going Concern

The Company is planning to complete the production of an additional nineteen episodes of the television series "The Adventures of Kanga Roddy". Management expects to deliver these episodes during 1999. Production of these episodes is expected to require working capital in excess of the proceeds from the debentures and warrants (Note 19), which were closed subsequent to year-end. In addition the Company has experienced continuing losses from operations. These factors cause substantial doubt about the ability of the Company to continue as a going concern. Management is planning to use the proceeds from the sale of the convertible preferred stock (Note 19) to fund obligations incurred during the production of these episodes as well as the production of additional episodes and other working capital requirements during the remainder of 1999.


The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The continuation of the Company as a going concern is dependent upon the success of the sale of preferred stock to qualified investors, approval of the transaction by the Company's shareholders and, thereafter, on attaining profitability. There can be no assurance that management will be successful in the implementation of its plan. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern.



                           INDEX TO EXHIBITS

Exhibit No.                 Exhibit


    1.1*     Form of Underwriting Agreement
    3.1*     Amended and Restated Certificate of Incorporation
    3.2*     Bylaws
    4.1*     Specimen stock certificate
    4.2*     Warrant Agreement with form of Warrant
    4.3*     Form of Underwriters' Warrant
    5*       Opinion of Sheppard, Mullin, Richter & Hampton LLP
   10.1*     1997 Stock Plan
   10.2*     Form of Stock Option Agreement for 1997 Stock Plan
   10.3*     1997 Non-Employee Directors Stock Option Plan
   10.4*     Form of Non-Employee Directors Stock Option Agreement
   10.8*     Promissory Note dated December 15, 1994 made payable by Messrs.
             Chung and Chan and their wives in favor of Michael Triantos M.D.
             Inc. Money Purchase and Profit Sharing Pension Plans Trust
   10.9*     Employment Agreement between the Company and George Chung dated
             March 4, 1997, effective upon the closing date of the Offering
   10.10*    Employment Agreement between the Company and Anthony Chan dated
             March 4, 1997, effective upon the closing date of the Offering
   10.11*    Employment Agreement between the Company and Don Berryessa dated
             March 4, 1997, effective upon the closing date of the Offering
   10.12*    Employment Agreement between the Company, AC Media and Jan
             Hutchins dated March 4, 1997, effective upon the closing date of the Offering
   10.13*    Convertible Loan Agreement dated as of May 5, 1995, between ABK and David Y. Lei
   10.15*    Amended Deal Memo between ABK and Rick Fichter dated February
             23, 1997, with respect to payments related to the Kanga Roddy
             Series
   10.17*    Form of Indemnification Agreement
   10.19*    Letter dated October 29, 1996 from the Company to Tim Pettitt regarding certain payments to the Montanas
   10.20*    Distribution Agreement dated June 18, 1996 by and between
             America's Best Karate and InteliQuest
   10.21*    Distribution Agreement, dated May 6, 1997, by and between KTEH,
             San Jose Public Television and American Champion Media, Inc.
   10.22*    Letter Agreement, dated June 1997, between AC Media, Inc. and
             Sega of America, Inc.
   10.23*    Business Loan Agreement between America's Best Karate and Karen
             Shen
   10.24*    Business Loan Agreement between America's Best Karate and Thomas
             J. Woo
   10.25**   Licensing Agent Agreement, dated July 25, 1997, between American
             Champion Media, Inc. and Sega of America, Inc.
   10.26     Consultant Agreement between Olympia Partners, LLC, Dalton Kent
             Securities Group, Inc. and American Champion Entertainment, Inc.
   10.27     Merchant Licensing Agreement between Timeless Toys and American
             Champion Media, Inc.
   10.28     Loan Agreement between Olympia Partners and American Champion
             Entertainment, Inc.
   10.29     SEGA Agreement termination letter.
   10.30     Consultant Agreement between American Champion Entertainment, Inc.
             and Trademark Managment
   21.1*     Subsidiaries of the Registrant
   23.1      Consent of Moss Adams, LLP
   27.1      Financial Data Schedule

-------------------------
* Filed as an exhibit with the registrant's Form SB-2 filed with SEC on March 21, 1997 or Form SB-2/A filed March 3 and June 20, 1997 and incorporated by reference herein.

** Filed as an exhibit with the registrant's Form 10-KSB filed with SEC on March 24, 1998 and incorporated by reference herein.