Form 10QSB
period 1999-03-31
AMERICAN CHAMPION ENTERTAINMENT INC
filed 1999-05-17
CIK 1034840

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                              Form 1O-QSB
         [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
               For the Quarterly Period Ended March 31, 1999

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                          Outstanding at March 31, 1999
------------------------------              -----------------------------
Common Stock, $.0001 par value                     7,269,050 shares

Transitional Small Business Disclosure Format (check one)
                              Yes .....               No ..X..

                          Exhibit Index on Page 25

                     AMERICAN CHAMPION ENTERTAINMENT, INC.
                                Form 10-QSB
                               March 31, 1999




                              TABLE OF CONTENTS




PART I -        Financial Information                                   Page

    Item 1. Financial Statements                                          3

            Consolidated Balance Sheet as of March 31, 1999               3

            Consolidated Statements of Operations for
            the three month periods ended March 31, 1999 and 1998         4

            Consolidated Statements of Cash Flows for
            the three month periods ended March 31, 1999 and 1998         5

            Notes to Consolidated Financial Statements                    7

    Item 2. Management's Discussion and analysis of
            Financial Condition and Results of Operations                10


PART II -       Other Information

    Item 1. Legal Proceedings                                            12

    Item 6. Exhibits and Reports on Form 8-K                             12


Signatures                                                               12


Exhibit Index                                                            13


Exhibits                                                                 15

PART I -        FINANCIAL INFORMATION

ITEM 1- Financial Statements - (unaudited)

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                     Condensed Consolidated Balance Sheets
                               (unaudited)

                                                 March 31,     December 31,
                                                 1999          1998
                                                 ------------  ------------

       Cash......................................    ($9,748)       $2,763
       Account receivable........................    225,937        37,675
       Loans receivable, related parties.........    114,937       114,937
       Prepaid expenses .........................     48,019        56,267
       Property and equipment,...................    379,981       395,330
       Film costs, net...........................  6,119,221     5,381,329
       Note receivable...........................     80,424        80,424
       Other assets..............................     11,360        11,673
                                                 ------------  ------------
                                                  $6,970,131    $6,080,398
                                                 ============  ============
                     Liabilities

       Accounts payable and accrued expenses.....    954,775    $1,122,307
       Note payable, related parties.............    129,069       137,037
       Other.....................................      --             --
       Deferred revenues.........................     36,336        78,020
       Notes payable.............................    349,978       831,266
       Obligations under capital leases..........      6,565         6,565
                                                 ------------  ------------
       Total long-term liabilities...............  1,476,723     2,175,195
                                                 ------------  ------------


             Stockholders' Equity:

  Preferred stock, $.0001 per share,
   3,000,000 shares authorized, none
   issued or outstanding.....................          --            --
  Common stock, $.0001 par value;
   20,000,000 shares authorized;
   paid in capital...........................      8,311,737     6,522,459
  Common stock warrants......................        352,026       290,901
  Accumulated deficit........................     (3,170,355)   (2,908,157)
                                                 ------------  ------------
  Total stockholders' equity ................      5,493,408     3,905,203

                                                  $6,970,131    $3,905,203
                                                 ============  ============

                      See accompanying notes.

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                   Condensed Consolidated Statements of Operations
                                  (unaudited)

                                     Three Months Ended
                                           March 31,
                                    ---------------------
                                    1999       1998
                                    ---------- ----------
REVENUE:
  Tuition and related fees.........   $61,353   $126,905
  Accessories and video sales......         0     13,401
  Film income......................   225,637    215,000
  Interest income..................         0     26,692
                                    ---------- ----------
  Total revenue....................   286,990    381,998
                                    ---------- ----------
COSTS AND EXPENSES:
  Cost of sales....................         0      8,711
  Amortization of film costs.......   138,252     73,332
  Salaries and payroll taxes.......    10,019    215,634
  Rent.............................    42,328     84,616
  Selling, general and
    administrative.................   315,831    236,117
  Interest.........................    42,718      8,901
                                    ---------- ----------
  Total costs and expenses.........   549,148    627,311
                                    ---------- ----------
Net Loss From Operations............($262,158) ($245,313)

Gain On Sale Of Studio                      0    115,473

Net Loss Before Income Tax           (262,158)  (129,840)

Income Tax                                 40      5,050

Net Loss                             (262,198)  (134,890)

Accumulated Deficit                (3,170,355) (1,719,486)

Weighted average number of shares
  outstanding...................... 6,097,269  3,832,345
                                    ========== ==========

Net loss per share.................    ($0.04)    ($0.04)
                                    ========== ==========

                      See accompanying notes.

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                 Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                      -----------------------
                                                      1999        1998
                                                      ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................       ($262,198)  ($134,890)
Adjustments to reconcile net loss to
  net cash used for operating activities:
    Gain on sale of studio......................              $0   ($115,473)
    Depreciation and amortization...............         168,132      88,805
    Amortization of original issue discounts
      on long-term debt.........................           5,432           0
    Rent concession amortization................               0      (2,108)
    Stock warrants issued to consultants                 150,000           0
Decrease (Increase) in:
  Accounts receivable...........................        (188,262)      --
  Prepaid expenses and other....................           8,561      20,087
Increase (Decrease) in:
  Accounts payable and accrued expenses.........        (172,071)    181,703
  Deferred revenues.............................         (41,684)    (72,779)
  Other liabilities.............................               0       --
                                                      ----------- -----------
     Net cash used for operating activities.....        (332,090)    (34,655)
                                                      ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..............          (7,133)    (13,226)
Payments for film costs.........................        (883,542) (1,187,489)
                                                      ----------- -----------
     Net cash used for investing activities.....        (890,675) (1,200,715)
                                                      ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of warrants..............         540,000           0
Proceeds (payments) of loans from related
  parties.......................................          (7,968)     (1,752)
Proceeds on long-term debt......................         914,096           0
Payments on long-term debt......................        (235,874)     (1,938)
Principal payments on capital leases............               0      (2,428)
                                                      ----------- -----------
     Net cash provided by financing activities..       1,210,254      (6,118)
                                                      ----------- -----------
NET INCREASE IN CASH............................         (12,511) (1,241,488)
CASH, beginning of period.......................           2,763   1,795,657
                                                      ----------- -----------
CASH, end of period.............................         ($9,748)   $554,169
                                                      =========== ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest....................................         $42,718      $8,901
    State income taxes..........................             $40      $5,050

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCIAL ACTIVITIES:
    Warrants isssued in connection with debt              61,125           0
    Long-term debt converted to equity                 1,103,818           0

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

Note 2 - Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for completed financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at March 31, 1999 and the results of its operations and its cash flows for the three months periods ended March 31, 1999 and 1998. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1998 included in the Company's Form 10-KSB as filed with the SEC on March 31, 1999.

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

Note 4 - Film Costs

Film costs consist of the capitalized costs related to the production of videos and programs for television as follows:

                                                  March 31,    December 31,
                                                    1999          1998
                                                 -----------   -----------
Television program
  The Adventures of Kanga Roddy...............   $6,331,909    $5,455,764

Videos
  Montana Exercise Video......................      148,253       148,253
  Strong Mind Fit Body........................       18,042        18,042
                                                 -----------   -----------
                                                  6,498,204     5,622,059
  Less accumulated amortization...............      378,984       240,730
                                                 -----------   -----------
                                                  6,119,220     5,381,329
                                                 ===========   ===========

Production of the first seven episodes of The Adventures of Kanga Roddy was completed during 1997. Thirteen additional episodes were completed during the year ended December 31, 1998. Seven additional episodes were completed during the quarter ended March 31, 1999. Both videos were completed in 1996, but only the Strong Mind Fit Body video has been released. During 1997, management wrote down the capitalized costs for this video by $105,000.

Note 5 - Related Party Transactions

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

Note 6 - Sale of Karate Studios

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

Note 7 - Financing through the sale of convertible debentures

During the quarter ended March 31, 1999, the Company sold $950,000 in convertible debentures to four investors. The terms of this transaction were filed by the Company on Form S-3 with the SEC on February 12, 1999. The proceeds from which will be used for production expenses. As of March 31, 1999 the outstanding principle amount of the debentures was $220,000; while $730,000 of debentures and accrued interests were converted into 871,719 shares of common stock.

Note 8 - Common Stock Purchase Warrants

During the quarter ended March 31, 1999, the Company issued 600,000 warrants to purchase the Company's common stock. These warrants were issued to consultants for services provided to the Company. The Company received no proceeds upon issuance of the warrants. All holders exercised their rights to convert the warrants to common stock on March 5, 1999. The Company received total proceeds of $540,000 and issued one share of common stock for each warrant exercised.

Note 9 - Subsequent Events

Financing - Subsequent to quarter ended March 31, 1999, the Company issued convertible debentures totaling $1,250,000. The interest rate on the Debentures is 7% per annum, payable in cash or in shares of the Company's Common Stock. The Debentures mature May 1, 2002 and may be converted to shares of Common Stock. The Company also issued 125,000 warrants in connection with these debentures. The Company received no proceeds from these warrants.

Note 10 - Year 2000

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

Results of Operations

        Revenues. For the three months ended March 31, 1999, the Company's total revenue decreased to $286,990, a decrease of $95,008 or 25% as compared to total revenue for the three months ended March 31, 1998 of $381,998. This decrease is mainly due to the closure of the Company's karate studios, which have been reduced to only one studio for the quarter.

        The Company's revenues from the operation of its karate studios for the three months ended March 31, 1999 was $61,353, an decrease of 52% from revenues of $126,905, for the three months ended March 31, 1998. The decrease is attributable to closure of the Company's karate studios.

        For the three months ended March 31, 1999, film income was $225,637. Film income was derived from the delivery of seven episodes of the company's television show "Adventures With Kanga Roddy" to the San Jose Public TV station KTEH, which was invoiced for $30,000 for each episode for distribution fees, and also the Company received $5,000 in advanced royalty payment from Timeless Toys.

        Costs and Expenses. Revenue from the Company's karate studios and film business was offset by the amortization of film costs of $138,252, calculated in proportion to the revenue generated by the television show in this first quarter to total expected revenues from the television show.

        The Company's expenses for salaries and payroll taxes was only $10,019 for the three months ended March 31, 1999, a reduction of 95% from $215,634 for the comparable period in 1998. The decrease was due to payroll of the Company's management included in capitalized film costs.


        Rent expense decreased by $42,288, or 50%, to $42,328 for the three months ended March 31, 1999, from $84,616 for the comparable period in 1998. The decrease is due to the closure of karate studios, but is partially offset by the increased expense of the Company's new corporate office which the Company has occupied since the end of July 1998. The Company currently operates only one studio in California.

        Total selling, general and administrative expenses increased by $79,714, or 34%, to $315,831 for the three months ended March 31, 1999, from $236,117 for the comparable period in 1998. This increase is primarily due to increased promotional expenses related to the television show, depreciation of production equipment and legal and accounting fees.

        Interest expense increased by $33,817 to $42,718 for the three months ended March 31, 1999, from $8,901 for the comparable period in 1998. This increase is attributable to accrued interests on debentures the Company sold during this quarter.

        As a result of the foregoing factors, the Company's net loss for the three months ended March 31, 1999 was $262,198 which represented an increase of $127,308 from $134,890 for the comparable period in 1998. Net loss per share remained unchanged at $0.04 for the three months ended March 31, 1999 from the comparable period in 1998. Weighted average number of shares outstanding increased to 6,097,269 for the three months ended March 31, 1999 from 3,832,345 for the comparable period in 1998, due to shares issued upon the conversion of convertible debentures sold by the Company during 1998 and also during this quarter.


Liquidity And Capital Resources

        Cash decreased for the three months ended March 31, 1999 by $12,511 to ($9,748). The decrease in cash is attributable to $890,675 of investments in the production of Adventures With Kanga Roddy, and $332,090 in net cash used for operating activities, offset by $1,210,254 which was raised by the Company through financing activities.

        As of March 31, 1999, total long-term debt was $1,476,723 and loans payable to related parties was $129,069. In addition, deferred revenues were $36,336 at March 31, 1999. Deferred revenues represent pre-paid tuition for the karate studios and booked revenue from sponsorship activities and cannot be immediately recognized.

Recent Developments

         In May 1999 the Company sold $1,250,000. The interest rate on the Debentures is 7% per annum, payable in cash or in shares of the Company's Common Stock. The Debentures mature May 1, 2002 and may be converted to shares of Common Stock. The Company also issued 125,000 warrants in connection with these debentures. The Company received no proceeds from these warrants. Proceeds will be used for the production of Adventures With Kanga Roddy.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

        On April 24, 1998, the Company filed a Complaint for Declaratory Relief in the U.S. District Court, Northern District of California, against William Charles Jeffreys, requesting a judicial determination of the Company's rights in certain intellectual property associated with the Adventures with Kanga Roddy show, and that Mr. Jeffreys has no such rights. Mr. Jeffreys filed an answer to the Company's complaint on June 15, 1998 along with a counterclaim. The Company disputes all claims of Mr. Jeffreys to an interest in certain of the Company's intellectual property. In February 1999, Mr. Jeffreys and the Company have agreed to settle the lawsuit and counterclaim for $36,000 which the Company will pay Mr. Jeffreys in twelve monthly payments of $3,000 each beginning in March of 1999.

         With exception of the foregoing, no lawsuits or proceedings are currently pending against the Company.


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

                               AMERICAN CHAMPION ENTERTAINMENT, INC.
                               (Registrant)

Dated:  March 17, 1999         By:         /s/ Anthony K. Chan
                                   Anthony K. Chan, Chief Executive Officer

                           INDEX TO EXHIBITS

Exhibit No.                 Exhibit

 1.1(1)   Form of Underwriting Agreement
 3.1(1)   Amended and Restated Certificate of Incorporation dated April 24, 1997
 3.11(5)  Amended and Restated Certificate of Incorporation dated June 4, 1998
 3.2(1)   Bylaws
 4.1(1)   Specimen stock certificate
 4.2(1)   Warrant Agreement with form of Warrant
 4.3(1)   Form of Underwriters' Warrant
 4.41(4)  Securities Purchase Agreement dated July 2, 1998
 4.42(4)  Form of Debenture dated July 2, 1998
 4.43(4)  Joint Escrow Instructions
 4.44(4)  Registration Rights Agreement dated July 2, 1998
 4.45(4)  Form of Warrant dated July 2, 1998
 4.461(7) Securities Purchase Agreement dated January 19, 1999
 4.462(7) Form of Debenture dated January 19, 1999
 4.463(7) Joint Escrow Instructions dated January 19, 1999
 4.464(7) Registration Rights Agreement dated January 19, 1999
 4.465(7) Form of Warrant dated January 19, 1999
 5(1)     Opinion of Sheppard, Mullin, Richter & Hampton LLP
 10.1(1)  1997 Stock Plan
 10.2(1)  Form of Stock Option Agreement for 1997 Stock Plan
 10.3(1)  1997 Non-Employee Directors Stock Option Plan
 10.4(1)  Form of Non-Employee Directors Stock Option Agreement
 10.8(1)  Promissory Note dated December 15, 1994 made payable by Messrs.
          Chung and Chan and their wives in favor of Michael Triantos M.D.
          Inc. Money Purchase and Profit Sharing Pension Plans Trust
 10.9(1)  Employment Agreement between the Company and George Chung dated
          March 4, 1997, effective upon the closing date of the Offering 10.10(1) Employment Agreement between the Company and Anthony Chan dated
          March 4, 1997, effective upon the closing date of the Offering 10.11(1) Employment Agreement between the Company and Don Berryessa dated
          March 4, 1997, effective upon the closing date of the Offering 10.12(1) Employment Agreement between the Company, AC Media and Jan
          Hutchins dated March 4, 1997, effective upon the closing date of the Offering
 10.13(1) Convertible Loan Agreement dated as of May 5, 1995, between ABK and David Y. Lei
 10.15(1) Amended Deal Memo between ABK and Rick Fichter dated February
          23, 1997, with respect to payments related to the Kanga Roddy
          Series
 10.17(1) Form of Indemnification Agreement
 10.19(1) Letter dated October 29, 1996 from the Company to Tim Pettitt regarding certain payments to the Montanas
 10.20(1) Distribution Agreement dated June 18, 1996 by and between
          America's Best Karate and InteliQuest
 10.21(1) Distribution Agreement, dated May 6, 1997, by and between KTEH,
          San Jose Public Television and American Champion Media, Inc.
 10.22(1) Letter Agreement, dated June 1997, between AC Media, Inc. and
          Sega of America, Inc.
 10.23(1) Business Loan Agreement between America's Best Karate and Karen
          Shen
 10.24(1) Business Loan Agreement between America's Best Karate and Thomas
          J. Woo
 10.25(2) Licensing Agent Agreement, dated July 25, 1997, between American
          Champion Media, Inc. and Sega of America, Inc.
 10.26(3) Continuous Distribution Agreement dated April 20, 1998 between
          KTEH, San Jose and American Champion Media, Inc.
 10.27(3) Sponsorship Agreement dated April 29, 1998 between Sara Lee
          Corporation and American Champion Media, Inc.
 10.28(3) Engagement Agreement dated April 24, 1998 between JW Charles and American Champion Entertainment, Inc.
 10.29(5) Amendment to Employment Agreement with George Chung, dated July 1,
          1998
 10.30(5) Amendment to Employment Agreement with Anthony Chan, dated July 1,
          1998
 10.31(5) Amendment to Employment Agreement with Don Berryessa, dated July 1,
          1998
 10.32(5) Amendment to Employment Agreement with Jan Hutchins, dated July 1,
          1998
 10.33(5) Amendment to Employment Agreement with Mae Lyn Woo, dated July 1,
          1998
 10.34(5) Amendment to Employment Agreement with Kristen Simpson, dated July 1,
          1998
 10.35(6) International Distribution Agreement with Portfolio Entertainment dated August 19, 1998
 10.36(6) Video Distribution Agreement for the Kanga Roddy Series with Kreative
          Video Products dated August 19, 1998
 10.37(6) Video Distribution Agreement for the Montana Exercise Video with
          Kreative Video Products dated August 21, 1998
 10.38(8) Consultant Agreement between Olympia Partners, LLC, Dalton Kent
          Securities Group, Inc. and American Champion Entertainment, Inc. 10.39(8) Merchant Licensing Agreement between Timeless Toys and American
          Champion Media, Inc.
 10.40(8) Loan Agreement between Olympia Partners and American Champion
          Entertainment, Inc.
 10.41(8) SEGA Agreement termination letter.
 10.42(8) Consultant Agreement between American Champion Entertainment, Inc.
          and Trademark Management

 21.1(1)  Subsidiaries of the Registrant
 23.1(8)  Consent of Moss Adams, LLP
 27.1     Financial Data Schedule


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

(6) Filed as an exhibit with the registrant's Form 10-QSB filed with the SEC on November 16, 1998 and incorporated by reference herein.

(7) Filed as an exhibit with the registrant's Form S-3 filed with the SEC on Feburary 12, 1999 and incorporated by reference herein.

(8) Filed as an exhibit with the registrant's Form 10-KSB filed with the SEC on March 31, 1999 and incorporated by reference herein.