Form 10QSB
period 1999-06-30
AMERICAN CHAMPION ENTERTAINMENT INC
filed 1999-08-17
CIK 1034840

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                             Form 1O-QSB

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the Quarterly Period Ended June 30, 1999

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

            1694 The Alameda, Suite 100, San Jose, California 95126
                             (408) 288-8199
   (Registrant's Address of Principal Executive Offices and Telephone Number)


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

       Yes .....                               No .....


APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                          Outstanding at July 31, 1999

   -------------------------             --------------------------
 Common Stock, $.0001 par value                8,939,492 shares

Transitional Small Business Disclosure Format (check one)  Yes....   No ..X..

                          Exhibit Index on Page 16

                     AMERICAN CHAMPION ENTERTAINMENT, INC.
                                Form 10-QSB
                               June 30, 1999

                             TABLE OF CONTENTS

                                                                   Page
                                                                  ------

PART I -        Financial Information

        Item 1. Financial Statements                                3

                Consolidated Balance Sheet for the three            3
                month period and the six month periods
                ended June 30, 1999

                Consolidated Statements of Operations for
                the three month period and the six month periods
                ended June 30, 1999 and 1998                        4

                Consolidated Statements of Cash Flows for
                the three month periods and the six month periods
                ended June 30, 1999                                 5

                Notes to Consolidated Financial Statements          7

       Item 2.  Management's Discussion and analysis of
                Financial Condition and Results of Operations       12


PART II -       Other Information

        Item 1. Legal Proceedings                                   14

        Item 4. Submission of Matters to a Vote of Security Holders 14

        Item 6. Exhibits and Reports on Form 8-K                    15


Signatures                                                          15


Exhibit Index                                                       16


Exhibits                                                            20


PART I -        FINANCIAL INFORMATION

ITEM 1- Financial Statements - (unaudited)

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                     Condensed Consolidated Balance Sheets
                                 (unaudited)

                                                 June 30,      December 31,
                                                 1999          1998
                                                 ------------  ------------
                     Assets

       Cash......................................   $342,049        $2,763
       Account receivable........................    684,788        37,675
       Loans receivable, related parties.........    114,937       114,937
       Prepaid expenses .........................     41,448        56,267
       Property and equipment,...................    351,975       395,330
       Film costs, net...........................  6,484,746     5,381,329
       Note receivable...........................     80,424        80,424
       Other assets..............................     16,860        11,673
                                                 ------------  ------------
       Total assets.............................. $8,117,226    $6,080,398
                                                 ============  ============
                     Liabilities

       Accounts payable and accrued expenses.....   $987,547    $1,122,307
       Note payable, related parties.............     71,400       137,037
       Other.....................................      --             --
       Deferred revenues.........................     25,841        78,020
       Notes payable.............................     60,393       831,266
       Long-term debt............................  1,804,172          --
       Obligations under capital leases..........      6,565         6,565
                                                 ------------  ------------
       Total long-term liabilities...............  2,955,918     2,175,195


Stockholders' Equity:

  Preferred stock                                      --            --
  Common stock, paid in capital.............       8,897,162     6,522,459
  Common stock warrants......................        618,050       290,901
  Accumulated deficit........................     (4,353,905)   (2,908,157)
                                                 ------------- -------------
  Total stockholders' equity ................      5,161,307     3,905,203
                                                 ------------- -------------
  Total Liabilities and Stockholders Equity..     $8,117,226    $6,080,398
                                                 ============= =============

                      See accompanying notes.

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                   Condensed Consolidated Statements of Operations
                                  (unaudited)

                                       Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                    ----------------------  ----------------------
                                    1999        1998        1999        1998
                                    ----------- ----------  ----------- ----------
REVENUE:
  Tuition and related fees.........    $19,256   $192,027      $80,610   $318,932
  Accessories and video sales......          0      9,475            0     22,876
  Film income......................    214,206     31,667      439,842    246,667
  Interest income..................          0      2,406            0     29,098
                                    ----------- ----------  ----------- ----------
  Total revenue....................    233,462    235,575      520,452    617,573
                                    ----------- ----------  ----------- ----------
COSTS AND EXPENSES:
  Cost of sales....................          0      5,281        1,722     13,992
  Amortization of film costs.......    231,569     11,688      369,821     85,020
  Salaries and payroll taxes.......     10,653    182,952       20,672    398,586
  Rent.............................     72,249     73,081      114,578    157,697
  Selling, general and
    administrative.................    333,135    153,809      647,244    389,926
  Financing expense*...............    741,210       --        741,210       --
  Interest.........................     23,955      8,761       66,673     17,662
                                    ------------------------------------------------
  Total costs and expenses.........  1,412,772    435,572    1,961,920  1,062,883
                                    ------------------------------------------------
Net Loss From Operations............(1,179,309)  (199,997)  (1,441,467)  (445,310)

Gain On Sale Of Studio                       0          0            0    115,473

Net Loss Before Income Tax          (1,179,309)  (199,997)  (1,441,467)  (329,837)

Income Tax                               4,240      2,400        4,281      7,450

Net Loss                             1,183,550   (202,397)  (1,445,748)  (337,287)

Accumulated Deficit                 (4,353,905) (1,921,883)  (4,353,905) (1,921,883)

Weighted average number of shares
  outstanding......................  7,856,324  3,832,345    7,856,324  3,832,345
                                    ======================= =======================

Basic loss per share................     $0.15     ($0.05)      ($0.18)    ($0.09)
                          ================ =================

* Financing expense of $741,210 consists of $114,500 in cash and a non-cash portion of $626,710 in valuation of common stock and warrants granted pursuant to the redemption of debt.

                      See accompanying notes.

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                 Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                      Three Months Six Months
                                                         Ended       Ended
                                                        June 30,    June 30,
                                                      -----------------------
                                                         1999        1999
                                                      ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss........................................    $(1,183,550) $(1,445,748)

Adjustments to reconcile net loss to
  net cash used for operating activities:
    Depreciation and amortization...............         261,620     429,752
    Costs on debenture redemption...............         629,281     629,281
    Stock warrants issued to consultants                   ---       150,000
    Amortization of original issue discount
       On long-term debt........................           8,485      13,917

(Increase) Decrease in:
  Accounts receivable...........................        (461,851)   (650,113)
  Prepaid expenses and other....................          (1,415)      7,146

Increase (Decrease) in:
  Accounts payable and accrued expenses.........          32,772    (139,299)
  Deferred revenues.............................         (10,495)    (52,179)
                                                      -----------------------
     Net cash used for operating activities.....        (725,153) (1,057,243)
                                                      -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase or (sale) of property and equipment....           5,318      (1,815)
Payments for film costs.........................        (604,456) (1,487,998)
Advances to stockholders........................        (183,550)   (183,550)
                                                      -----------------------
     Net cash used for investing activities.....        (782,688) (1,673,363)
                                                      -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debentures............       2,042,790   2,042,790
Proceeds from issuance of warrants..............          68,062     608,062
Offering costs..................................          (8,139)     (8,139)
Proceeds from issuance of common stock..........          85,969      85,969
Payments of loans from related parties..........           ---        (7,968)
Proceeds on notes payable.......................       1,412,957   2,327,053
Payments on notes payable.......................        (597,000)   (832,874)
Payments on debenture redemption................      (1,145,000) (1,145,000)
                                                      -----------------------
     Net cash provided by financing activities..       1,859,639   3,069,893
                                                      -----------------------
NET INCREASE (DECREASE) IN CASH.................         351,798     339,287

CASH, beginning of period.......................          (9,748)      2,763
                                                      ----------- -----------
CASH, end of period.............................         342,050     342,050
                                                      =========== ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest....................................         $23,955     $66,673
    State income taxes..........................          ---            $40

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
    Long-term debt converted to equity..........        $418,040  $1,521,858
    Common stock warrants issued with debt......        $179,275    $240,400
    Common stock warrants issued for redeemed
      Debentures................................        $121,187    $121,187
    Original issue discount on redeemed debt....        $157,214    $157,214
    Exercise of warrants........................        $102,500    $102,500

                      See accompanying notes.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999


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


NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999


Note 1 - Nature of Operations and Summary of Significant Accounting Policies (continued)

A student may cancel an Enrollment Agreement at any time. A refund, if any, is made if the student's advanced payments exceed the elapsed portion of the course, prorated at $75 per month (additional family members prorated at $45 per person per month). The elapsed portion of the course is the number of months between the course starting date and the cancellation date. Fee payments subject to refund are shown in the financial statements as deferred revenue which will be recognized as revenue in the future years if there is no cancellation by the student. See Note 6 related to sales of studios.

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

Cash and Cash Equivalents - The Company considers certain highly liquid instruments purchased with original maturities of year or less to be cash equivalents. The Company had cash equivalents of $ -0- at December 31, 1998 and $1,496,000 at December 31, 1997.

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


NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999


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

Note 2 - Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for completed financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at June 30, 1999 and the results of its operations and its cash flows for the three months periods ended June 30, 1999 and 1998. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1998 included in the Company's Form 10-KSB as filed with the SEC on March 31, 1999.

Note 3 - Uses of Estimates, Risks and Uncertainties

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in these financial statements include the recovery of film costs which has a direct relationship to the net realizable value of the related asset. It is at least reasonably possible that management's estimate of revenue from films could change in the near term which could have a material adverse effect on the Company's financial condition and results of operations.

Note 4 - Film Costs

Film costs consist of the capitalized costs related to the production of videos and program for television as follows:

                                                 June 30       December 31
                                                  1999           1998
                                                -----------    ----------

Television Program                              $6,929,002      $5,455,764
  The Adventures with Kanga Roddy
Videos
  Montana Exercise Video                           148,253         148,253

  Strong Mind Fit Body                              18,042          18,042
                                                 ----------      ----------
                                                 7,095,297       5,622,059
Less accumulated amortization                      610,551         240,730
                                                 ----------      ----------
                                                $6,484,746      $5,381,329
                                                 ==========      ==========


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


Note 5 - Related Party Transactions

Loans to stockholders were $114,937 at December 31, 1998 and $114,773 at December 31, 1997.

In November 1996, the Company agreed to pay to two participants of the Monatna Exercise Video the sum of $50,000 from the proceeds of the initial public offering and another $50,000, which is included in accounts payable at December 31, 1998, will be paid 30 days prior to the release date. These two participants are stockholders of the Company.

During 1998 and 1997, the Company paid $67,500 and $60,000, repectively, to two sharholders for story lines and scripts for the production of the television series The Adventures with Kanga
Roddy.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999


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


Note 7 - Financing Through the Sale of Convertible Debentures

During the quarter ended June 30, 1999, the Company sold $1,145,000 in a convertible debenture that was subsequently redeemed and replaced with another convertible debenture transaction for $1,750,000. The terms of this transaction were filed by the Company on Form S-3 with the SEC on July 16, 1999. The proceeds from which will be used for production expenses and working capital. As of June 30, 1999 none of the debenture principle has been converted into common stock.

During the quarter ended June 30, 1999, the Company decided not to proceed with the closing of the series C Preferred Stock Transaction although $1 million was raised in escrow, which was above the minimum amount of $700,000. The primary reason not to proceed with this transaction was due to the restrictive conditions and burdens that would have attached to the Company at the closing. Such conditions would have been acceptable if the maximum of $4.5 million was raised.

Note 8 - Common Stock Purchase Warrants

During the Quarter ended June 30, 1999, the Company issued 975,000 warrants to purchase the Company's common stock. These Warrants were issued to consultants for services provided to the Company. The Company received no proceeds upon issuance of the warrants.
As of June 30, 1999 none of the warrants has been exercised into common stock.

Note 9 - Common Stock

During the quarter ended June 30, 1999, the Company issued 600,000 shares of the Company's common stock to a consultant, Chris Scoggin Ltd., for services to be provided to the Company for one year. The consultant does not have registration rights to the shares and the delivery of the shares are contingent upon certain conditions specified in the agreement between the Company and the consultant.

Note 10 - Susequent Events

Subsequent to quarter ended June 30, 1999, the Company signed a Letter of Intent on July 16, 1999 with Pulse Entertainment Network, Inc. ("Pulse") for a proposed acquisition of Pulse through an exchange of capital stock between the two companies.


Note 11 - Year 2000

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

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended June 30, 1999. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.


Results of Operations

        Revenues. For the three months ended June 30, 1999, the Company's total revenue decreased to $233,462, a decrease of $2,113 or 0.9% as compared to total revenue for the three months ended June 30, 1998 of $235,575. This small decrease is due to the reduction in the Company's karate studio operation, while realizing an increase in film income mainly derived from the delivery of seven episodes of the television show "Adventures with Kanga Roddy".

        Costs and Expenses. The Company's revenues were offset by amortization of film costs of $231,569, calculated based upon the proportion to the revenue generated by the television show in this second quarter compared to total expected revenues from the television show.
        The Company's expenses for salaries and payroll taxes decreased to $10,653, a decrease of $172,299 or 94% for the three months ended June
30, 1999 from $182,952 for the comparable period in 1998. The decrease was the combined result of a decrease in karate studio personnel and the capitalizing of a portion of personnel cost into film costs.

        Rent expense was $72,249 for the three months ended June 30, 1999 and was basically unchanged from the comparable period in 1998. A decrease in rents due to the closure of karate studios was offset by an increase in rent for the corporate office.

Total selling, general and administrative expenses increased to $333,135, an increase of $179,326 or 116.6% for the three months ended June 30, 1999 from $153,809 for the comparable period in 1998. This increase is primarily due to promotional expenses related to the television show, depreciation of production equipment and legal and accounting fees.

Financing expense - During the quarter ended June 30, 1999 the Company sold $1,145,000 in a convertible debenture ("May Debenture") that was subsequently redeemed and replaced with another convertible debenture transaction ("June Debenture") for $1,750,000. Pursuant to the redemption of the May Debenture, the Company incurred $741,210 in financing expenses of which $114,500 was in cash and the remainder $626,710 in valuation of common stock and warrants granted to the investors of the May Debenture. None of such investors were related parties of the Company.

        Interest expense increased to $23,955, an increase of $15,194 or 173.4% for the three months ended June 30, 1999 from $8,761 for the
comparable period in 1998.   This increase is attributable to the
interest accrued on convertible debentures and certain private loans of the Company.

        As a result of the foregoing factors, the Company's net loss increased to $1,179,309 during the three months ended June 30, 1999 from $199,997 for the comparable period in 1998. Net loss per share increased to $0.15 for the three months ended June 30, 1999 from $0.05 for the comparable period in 1998. Weighted average number of shares outstanding increased to 7,856,324 the three months ended June 30, 1999 from 3,832,345 for the comparable period in 1998 primarily due to the conversion of debentures into the Company's common stock.

Liquidity And Capital Resources

        Cash increased for the three months ended June 30, 1999 by $351,798 of which $782,688 was used for investing activities related to the production of the Adventures With Kanga Roddy show. Net operating cash loss was $725,153 and financing activities resulted in an inflow of $1,859,639.

During the quarter ended June 30, 1999, the Company sold
$1,145,000 in a convertible debenture that was subsequently redeemed and replaced with another convertible debenture transaction for $1,750,000. The terms of this transaction were filed by the Company on Form S-3 with the SEC on July 16, 1999. The proceeds from which will be used for production expenses and working capital. As of June 30, 1999 none of the debenture principle has been converted into common stock.

During the quarter ended June 30, 1999, the Company decided not to proceed with the closing of the series C Preferred Stock Transaction although $1 million was raised in escrow, which was above the minimum amount of $700,000. The primary reason not to proceed with this transaction was due to the restrictive conditions and burdens that would have attached to the Company at the closing. Such conditions would have been acceptable if the maximum of $4.5 million was raised.

        As of June 30, 1999, total long-term debt was $1,804,172 and loans payable to related parties was $71,400. In addition, deferred revenues were $25,841 at June 30, 1999. Deferred revenues are pre-paid tuition for the karate studios and booked revenue from sponsorship activities which cannot be immediately recognized.
Recent Developments

On April 2, 1999 the Company terminated the agreement with Kreative Video Products for the distribution of the Company's video products. On April 20, 1999, the Company signed a two-year agreement with Fast Forward Marketing for the distribution of the Company's video products, mainly the Company's TV series "Adventures With Kanga Roddy" on video cassettes.

On July 16, 1999, the Company formed "American Champion Marketing Group, Inc. ("ACMG") as a Delaware Corporation and a wholly owned subsidiary of American Champion Media, Inc. ACMG is formed for the purpose of licensing, marketing and commercial exploitation of the Company's property "Adventures With Kanga Roddy" and also other properties to be acquired. Joy Tashjian, a former consultant of the Company, is employed by the Company as the President and CEO of ACMG, and also a Director of the Company.

Subsequent to quarter ended June 30, 1999, the Company signed a Letter of Intent on July 16, 1999 with Pulse Entertainment Network, Inc. ("Pulse") for a proposed acquisition of Pulse through an exchange of capital stock between the two companies.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        There is no on-going legal proceedings during the three months ended June 30, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders
        On May 5, 1999 the Company held it's Annual Meeting of
Stockholders to discuss and vote upon the following proposals:

         1. To elect eight directors to the Corporation's Board of Directors, each to hold office until his successor is elected and qualified or until his earlier resignation or removal (Proposal
No. 1); and

        2. To approve the increase of the number of shares of the Company's common stock, $.0001 par value per share (the "Common
Stock") issuable under the Company's 1997 Employee Stock Option
Plan to 4,800,000 (Proposal No. 2); and

         3. To approve the increase of the number of shares of Common Stock issuable under the Company's 1997 Non-Employee Directors
Stock Option Plan to 550,000 (Proposal No. 3); and

4. To approve the Securities Purchase Agreement, dated January 19, 1999, and all transactions contemplated thereby, including the issuance of an aggregate of $950,000 of convertible debentures, issued in January 19, 1999 (Proposal No. 4); and

5. To approve the Placement Agent's Agreement between the Company and JW Genesis Capital Markets, LLC and all transactions contemplated thereby, including the issuance of a minimum of $700,000 and a maximum of $4,500,000 of Units, each Unit consisting of 50 shares of Series C Redeemable Convertible Preferred Stock, $.0001 par value per share, 25,000 Class A Common Stock Purchase Warrants, and 25,000 Class B Common Stock Warrants, at a price of $50,000 per Unit (Proposal No. 5); and

6. To amend the Company's Certificate of Incorporation to increase the authorized amount of capital stock from 23,000,000 shares to 46,000,000 shares, of which 40,000,000 shall be Common Stock, and 6,000,000 shall be preferred stock (Proposal No. 6); and

7. To ratify the appointment of Moss Adams LLP as the Company's independent certified public accountants for the 1999 fiscal year
(Proposal No. 7); and

The Company's Shareholders approved all seven of the above stated proposals either by proxy or by attending the meeting in person to cast their vote.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)     Exhibits.  See the Exhibit Index beginning on page 16.

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

                                AMERICAN CHAMPION ENTERTAINMENT, INC.
                                (Registrant)

Dated:  August 16, 1999        By:      /s/ Anthony K. Chan
                                  ------------------------------
                              Anthony K. Chan, Chief Executive Officer

                               By:     /s/ Mae Lyn Woo
                                  ------------------------------
                              Mae Lyn Woo, Vice President,
                              Chief Financial Officer &
                              Chief Operations Officer




                       INDEX TO EXHIBITS

Exhibit No.                 Exhibit

 1.1(1)   Form of Underwriting Agreement
 3.1(1)   Amended and Restated Certificate of Incorporation dated April 24, 1997
 3.11(5)  Amended and Restated Certificate of Incorporation dated June 4, 1998
 3.2(1)   Bylaws
 4.1(1)   Specimen stock certificate
 4.2(1)   Warrant Agreement with form of Warrant
 4.3(1)   Form of Underwriters' Warrant
 4.41(4)  Securities Purchase Agreement dated July 2, 1998
 4.42(4)  Form of Debenture dated July 2, 1998
 4.43(4)  Joint Escrow Instructions
 4.44(4)  Registration Rights Agreement dated July 2, 1998
 4.45(4)  Form of Warrant dated July 2, 1998
 4.461(7) Securities Purchase Agreement dated January 19, 1999
 4.462(7) Form of Debenture dated January 19, 1999
 4.463(7) Joint Escrow Instructions dated January 19, 1999
 4.464(7) Registration Rights Agreement dated January 19, 1999
 4.465(7) Form of Warrant dated January 19, 1999
 4.471(9) Securities Purchase Agreement dated June 17, 1999
 4.472(9) Form of Debenture dated June 17, 1999
 4.473(9) Joint Escrow Instructions dated June 17, 1999
 4.474(9) Registration Rights Agreement dated June 17, 1999
 4.475(9) Form of Warrants dated June 17, 1999
 5(1)     Opinion of Sheppard, Mullin, Richter & Hampton LLP
 10.1(1)  1997 Stock Plan
 10.2(1)  Form of Stock Option Agreement for 1997 Stock Plan
 10.3(1)  1997 Non-Employee Directors Stock Option Plan
 10.4(1)  Form of Non-Employee Directors Stock Option Agreement
 10.8(1)  Promissory Note dated December 15, 1994 made payable by Messrs.
          Chung and Chan and their wives in favor of Michael Triantos M.D.
          Inc. Money Purchase and Profit Sharing Pension Plans Trust
 10.9(1)  Employment Agreement between the Company and George Chung dated
          March 4, 1997, effective upon the closing date of the Offering 10.10(1) Employment Agreement between the Company and Anthony Chan dated
          March 4, 1997, effective upon the closing date of the Offering 10.11(1) Employment Agreement between the Company and Don Berryessa dated
          March 4, 1997, effective upon the closing date of the Offering 10.12(1) Employment Agreement between the Company, AC Media and Jan
          Hutchins dated March 4, 1997, effective upon the closing date of the Offering
 10.13(1) Convertible Loan Agreement dated as of May 5, 1995, between ABK and David Y. Lei
 10.15(1) Amended Deal Memo between ABK and Rick Fichter dated February
          23, 1997, with respect to payments related to the Kanga Roddy
          Series
 10.17(1) Form of Indemnification Agreement
 10.19(1) Letter dated October 29, 1996 from the Company to Tim Pettitt regarding certain payments to the Montanas
 10.20(1) Distribution Agreement dated June 18, 1996 by and between
          America's Best Karate and InteliQuest
 10.21(1) Distribution Agreement, dated May 6, 1997, by and between KTEH,
          San Jose Public Television and American Champion Media, Inc.
 10.22(1) Letter Agreement, dated June 1997, between AC Media, Inc. and
          Sega of America, Inc.


 10.23(1) Business Loan Agreement between America's Best Karate and Karen
          Shen
 10.24(1) Business Loan Agreement between America's Best Karate and Thomas
          J. Woo
 10.25(2) Licensing Agent Agreement, dated July 25, 1997, between American
          Champion Media, Inc. and Sega of America, Inc.
 10.26(3) Continuous Distribution Agreement dated April 20, 1998 between
          KTEH, San Jose and American Champion Media, Inc.
 10.27(3) Sponsorship Agreement dated April 29, 1998 between Sara Lee
          Corporation and American Champion Media, Inc.
 10.28(3) Engagement Agreement dated April 24, 1998 between JW Charles and American Champion Entertainment, Inc.
 10.29(5) Amendment to Employment Agreement with George Chung, dated July 1,
          1998
 10.30(5) Amendment to Employment Agreement with Anthony Chan, dated July 1,
          1998
 10.31(5) Amendment to Employment Agreement with Don Berryessa, dated July 1,
          1998
 10.32(5) Amendment to Employment Agreement with Jan Hutchins, dated July 1,
          1998
 10.33(5) Amendment to Employment Agreement with Mae Lyn Woo, dated July 1,
          1998
 10.34(5) Amendment to Employment Agreement with Kristen Simpson, dated July 1,
          1998
 10.35(6) International Distribution Agreement with Portfolio Entertainment dated August 19, 1998
 10.36(6) Video Distribution Agreement for the Kanga Roddy Series with Kreative
          Video Products dated August 19, 1998
 10.37(6) Video Distribution Agreement for the Montana Exercise Video with
          Kreative Video Products dated August 21, 1998
 10.38(8) Consultant Agreement between Olympia Partners, LLC, Dalton Kent
          Securities Group, Inc. and American Champion Entertainment, Inc. 10.39(8) Merchant Licensing Agreement between Timeless Toys and American
          Champion Media, Inc.
 10.40(8) Loan Agreement between Olympia Partners and American Champion
          Entertainment, Inc.
 10.41(8) SEGA Agreement termination letter.
 10.42(8) Consultant Agreement between American Champion Entertainment, Inc.
          and Trademark Management
 10.43    Termination of Kreative Video Products, Inc.
 10.44    Video Products distribution agreement between Fast Forward
          Marketing, Inc. and American Champion Entertainment. Inc.
 10.45 Consultant Agreement between Chris Scoggin, LTD. And American Champion Entertainment, Inc.
 21.1(1)  Subsidiaries of the Registrant
 23.1(8)  Consent of Moss Adams, LLP
 27.1     Financial Data Schedule (shown on EDGAR format only)


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

(9) Filed as an exhibit with the registrant's Form S-3 filed with the SEC on July 16, 1999 and incorporated by reference herein.