Form 10KSB/A
period 1998-12-31
AMERICAN CHAMPION ENTERTAINMENT INC
filed 1999-11-15
CIK 1034840

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549
                             Form 10-KSB/A

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

Warrants to Purchase Common Stock

                    ---------------------------------

   The Registrant hereby amends and restates in their entirety the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 as set forth in the pages attached hereto:

             Part II, Item 6 and 7
             Exhibit 23.1 and 27.1

                    -----------------------------------

   American Champion Entertainment, Inc. (the "Company"), by this Form 10-KSB/A, Amendment No.1 to Form 10-KSB, hereby: (1) amends and restates in its entirety Item 6 of Part II of the 1998 Annual Report; (2) amends and restates in its entirety Item 7 of the 1998 Annual Report; (3) amends and restates in their entirety Exhibit 23.1; and (4) amends and restates in their entirety
Exhibit 27.1. Each such amended Item of, and Exhibit to, the 1998 Annual Report is attached to this Amendment No.1.

EXPLANATORY NOTE TO AMENDMENT NO. 1 TO 1998 ANNUAL REPORT ON FORM 10-KSB

This Form 10-KSB/A, Amendment No. 1 to Form 10-KSB (the "Amendment"), which amends the 1998 Annual Report, includes the following changes: (i) Item 6, "Management's Disscussion and Analysis or Plan of Operation" of Part II has been amended with respect to the analysis of interest expense and results of operations to discuss the effects of the non-cash charge to interest expense and corresponding increase to paid in capital related to the beneficial conversion feature of the convertible debentures, (ii) Item 7, "Financial Statements", of
Part II have been restated to reflect the non-cash charge to interest expense and corresponding increase to paid in capital to account for the beneficial conversion feature of the convertible debentures, (iii) a new Exhibit 23.1, "Consent of Independent Accounts,"; and (iv) a new Exhibit 27.1, "Financial
Data Schedule".

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

Interest expense was $679,402 for 1998, a increase of $568,718 or 513.8% from $110,684 in 1997. Included in intrest expense for 1998 is a non-cash charge of $599,955 related to the beneficial conversion feature of the convertible debentures issued within 1998. The debentures are convertible to common stock of the Company with the shares to be issued upon conversion based on 75% of the fair value of the stock at the time of conversion. Since the debt can be converted at any time, the value of the discount as of the issuance date has been charged to interest expense with a corresponding increase to additional paid in capital. The balance of interest expense for 1998 was primarily attributed to interest bearing convertible debentures the Company sold within 1998. Rent expense was $308,007 for 1998, a decrease of $74,921 or 19.6% from $382,928 in 1997. The decrease in rent expense was primarily attributable to the closure of karate studios within 1998 but partially offset by increased rental expense for the Company's administrative headquarters.

As a result of foregoing factors, the Company's net loss increased by $1,122,100 or 140.0% from ($801,416) for the year ended December 31, 1997 to ($1,923,516)
for the year ended December 31, 1998. Net loss per share increased from ($0.25) in 1997 to ($0.48) in 1998, while weighted average number of shares outstanding increased from 3,155,257 shares in 1997 to 4,033,619 shares in 1998.

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

As disclosed in note 21, the accompanying financial statements have been restated to account for the effect of EITF D-60, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion" on the debentures issued during 1998.

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

/s/ Moss Adams LLP

San Francisco, California
March 11, 1999
Except for note 21, as to
which the date is November 11, 1999


                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET

                                                            December 31,
                                                    -------------------------
                                                       1998          1997
                                                    -----------   -----------
                     Assets
  Cash.......................................           $2,763    $1,795,657
  Account receivable.........................           37,675       220,817
  Loans receivable, related parties..........          114,937       114,773
  Prepaid expenses...........................           56,267        96,556
  Property and equipment.....................          395,330       255,423
  Film costs, net............................        5,381,329     2,445,417
  Note receivable............................           80,424        --
  Other Assets...............................           11,673        35,152
                                                    -----------   -----------
  Total assets...............................        6,080,398     4,963,795
                                                    ===========   ===========


                   Liabilities

  Accounts payable and accrued expenses......       $1,122,307      $199,344
  Note payable, related parties..............          137,037        37,255
  Other......................................           --             8,432
  Deferred revenues..........................           78,020       543,520
  Notes payable..............................          831,266         64199
  Obligations under capital leases...........            6,565        16,722
                                                    -----------   -----------
  Total liabilities..................                2,175,195       869,472
                                                    -----------   -----------

               Stockholders' Equity
  Preferred stock, $.0001 per share,
    3,000,000 shares authorized, none
    issued or outstanding....................           --            --
  Common stock, $0.0001 par value;
    20,000,000 shares authorized;
    paid-in capital..........................        7,122,414     5,529,419
  Common stock warrants......................          290,901       149,500
  Accumulated deficit........................       (3,508,112)   (1,584,596)
                                                    -----------   -----------
  Total stockholders' equity.................        3,905,203     4,094,323

                                                    $6,080,398    $4,963,795
                                                    ===========   ===========


                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                               Year Ended December 31,
                                            ---------------------------
                                                1998           1997
                                            ------------   ------------
REVENUE:
  Film income...........................       $343,877       $215,000
  Tuition and related fees..............        324,730        853,335
  Accessories...........................         37,956         67,823
  Interest income.......................         30,138         43,395
                                            ------------   ------------
  Total revenue.........................        736,701      1,179,553
                                            ------------   ------------
COSTS AND EXPENSES:
  Cost of sales.........................         26,152         36,098
  Amortization of film costs............        177,732         58,000
  Salaries and payroll taxes............        847,147        793,486
  Rent..................................        308,007        382,928
  Selling, general and administrative...        924,740        372,773
  Interest..............................        679,402        110,684
  Write off of film costs...............         --            105,000
  Write off of loan fees................         --             65,000
  Facilities closure costs..............         --             57,000
                                            ------------   ------------
  Total costs and expenses..............      2,960,180      1,980,969
                                            ------------   ------------
Loss from operations ...................    ($2,223,479)     ($801,416)
                                            ============   ============

Gain on sale of karate studio...........        307,429         --
                                            ------------   ------------

Loss before provision for income taxes..     (1,916,050)      (801,416)

Provision for income taxes..............          7,466         --
                                            ------------   ------------
Net Loss................................     (1,923,516)      (801,416)
                                            ============   ============

Weighted average number of shares
  outstanding...........................      4,033,619      3,155,257
                                            ============   ============

Basic loss per share....................         ($0.48)        ($0.25)
                                            ============   ============

                           See accompanying notes.

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                              Common Stock
                                          -----------------------                                  Total
                                            Number      Paid-in       Common                    Stockholders
                                              of        Capital       Stock       Accumulated      Equity
                                            Shares     (Deficit)     Warrants       Deficit      (Deficit)
                                          ----------  -----------  ------------  -------------  ------------
Balance, December 31, 1996.............     $92,030  ($1,155,318)          --       ($783,180)  ($1,938,498)

  Conversion of ABK shares
    to ACE shares......................   2,494,018          --            --            --             --
  Issuance of common stock, net of
    offering costs of $1,474,508.......   1,437,519    5,463,737           --            --       5,463,737
  Issuance of warrants.................        --            --        149,500           --         149,500
  Debt converted to equity.............      53,400      133,500           --            --         133,500
  Cancellation of founders' shares.....    (228,622)         --            --            --             --
  Common stock subject to rescission...        --       (248,020)          --            --        (248,020)
  Rescission of common stock...........     (16,000)     (40,000)          --            --         (40,000)
  Expiration of rescission agreement...        --      1,175,520           --            --       1,175,520
  Stock options issued in connection
    with film costs....................        --        200,000           --            --         200,000
  Net loss.............................        --            --            --        (801,416)     (801,416)
                                          ----------  -----------  ------------  -------------  ------------
Balance, December 31, 1997.............   3,832,345   $5,529,419      $149,500    ($1,584,596)   $4,094,323

  Common stock warrants issued in
    connection with debentures.........        --          --          124,501        --            124,501
  Conversion of debentures
    to common stock....................   1,421,901    1,176,442        --            --          1,176,442
  Exercise warrants to purchase
    common stock warrants..............        --          --           16,900        --             16,900
                                                                                                        --
  Beneficial conversion
    feature of debentures                      --        599,955        --            --            599,955

  Net loss                                     --          --           --         (1,923,516)   (1,923,516)
                                          ----------  -----------  ------------  -------------  ------------
Balance, December 31, 1998.............   5,254,246   $7,122,414      $290,901    ($3,508,112)   $3,905,203
                                          ==========  ===========  ============  =============  ============

                           See accompanying notes.

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      Year Ended December 31,
                                                   ----------------------------
                                                       1998           1997
                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................    ($1,323,561)     ($801,416)
Adjustments to reconcile net loss to
  net cash used for operating activities:
    Non-cash charge for beneficial
      conversion feature of debentures..........        599,955            --
    Gain on sale of karate studio...............       (307,429)           --
    Depreciation and amortization...............        253,405        101,407
    Write off of film costs.....................            --         105,000
    Rent concession amortization................         (4,216)        (4,216)
    Amortization of original issue discount
      on long term debt.........................         15,560            --
    Common stock issued related to salary.......            --          72,225
    Common stock issued related to loan fees....            --          65,000
Decrease in:
  Accounts receivable...........................        183,142       (215,000)
  Prepaid expenses and other....................         30,986        (66,289)
Increase in:
  Accounts payable and accrued expenses.........        928,198       (117,300)
  Deferred revenues.............................       (190,041)      (375,156)
                                                   -------------  -------------
     Net cash used for operating activities.....       (413,956)    (1,235,745)
                                                   -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..............       (237,402)      (247,970)
Payments for film costs.........................     (3,113,644)    (1,722,413)
Advances to stockholders........................           (164)       (22,690)
Payments received                                         6,150            --
                                                   -------------  -------------
     Net cash used for investing activities.....     (3,345,060)    (1,993,073)
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stocks.........            --       6,748,020
Proceeds from issuance of warrants..............         16,900        149,500
Offering costs..................................            --      (1,407,964)
Rescission of common stock......................            --         (40,000)
Proceeds on loans from related parties .........        137,000            --
Payments on loans from related parties..........        (37,218)      (314,920)
Proceeds on long-term debt......................      2,010,963            --
Payments on long-term debt......................       (151,366)      (108,546)
Principal payments on capital leases............        (10,157)       (30,378)
                                                   -------------  -------------
     Net cash provided by financing activities..      1,966,122      4,995,712
                                                   -------------  -------------
NET (DECREASE) INCREASE IN CASH.................     (1,792,894)     1,766,894

CASH, beginning of year.........................      1,795,657         28,763
                                                   -------------  -------------
CASH, end of year...............................         $2,763     $1,795,657
                                                   =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest....................................        $60,887       $116,132
                                                   =============  =============
    State income taxes..........................         $7,466         $  --
                                                   =============  =============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
   Common stock issued for short-term debt......         $  --         $27,000
                                                   =============  =============

  Long-term debt converted to equity............       $993,040       $133,500
                                                   =============  =============
  Options and common stock issued
     related to film costs......................         $  --        $226,000
                                                   =============  =============

  Common stock warrants issued with debt               $124,501         $  --
                                                   =============  =============

  Beneficial conversion feature of
    debentures                                         $599,955         $  --
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

Note 21 -Beneficial Conversion Feature of Debentures

The Company has restated its financial statements for the year ended December 31, 1998 (along with the effect on each quarter) to account for the beneficial conversion feature of its 7% convertible debentures in accordance with EITF D-60, "Accounting for Convertible Securities with Beneficial Conversion
Features or Contingently Adjustable Conversion." The application of EITF D-60 resulted in the recognition of a non-cash charge to interest expense of $599,955 ($0.15 per share) for the year ended December 31, 1998 with a corresponding increase to additional paid in capital. There was no effect on the balance sheet except for the reclassification of the interest expense from additional paid in capital to retained earnings. The impact of the application of EITF D-60 on the quarterly reports for 1998 was as follows:

                                               1998
                     --------------------------------------------------------------
                                 Quarterly information unaudited.)
                     --------------------------------------------------------------
                        Q1               Q2             Q3              Q4            Total
                     ------------    -----------    -----------     ------------    -----------
Interest Expense

   As reported        $     8,901      $  8,761       $  46,575          $ 12,210      $  76,447
                      ============    ==========     ===========       ===========    ===========

   Restated           $     8,901      $  8,761       $ 463,196         $ 195,544      $ 676,402
                      ============    ==========     ===========       ===========    ===========

Net Loss

   As reported        $ (134,890)   $ (202,397)     $ (448,787)        $ (537,487)  $ (1,323,561)
                      ============    ==========     ===========       ===========    ===========

   Restated           $ (134,890)   $ (202,397)     $ (865,408)        $ (720,821)  $ (1,923,516)
                      ============    ==========     ===========       ===========    ===========

Loss Per Share

   As reported        $    (0.04)   $    (0.05)     $    (0.12)        $     (0.13)  $     (0.33)
                      ============    ==========     ===========       ===========    ===========

   Restated           $    (0.04)   $    (0.05)     $    (0.23)        $     (0.18)  $     (0.48)
                      ============    ==========     ===========       ===========    ===========



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