Form 10QSB/A
period 1999-03-31
AMERICAN CHAMPION ENTERTAINMENT INC
filed 1999-11-15
CIK 1034840

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                              Form 1O-QSB/A
         [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
               For the Quarterly Period Ended March 31, 1999

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

                  ---------------------------------------

  The Registrant hereby amends and restates in their entirety the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999 as set forth in the pages attached hereto:

      Part I, Item 1 and 2
      Exhibit 27.1

                  ----------------------------------------

  American Champion Entertainment, Inc. (the "Company"), by this Form 10-QSB/A, Amendment No. 1 to Form 10-QSB, hereby: (1) amends and restates in its entirety
Item 1 of Part I of the March 31, 1999 Quarterly Report; (2) amends and restates in its entirety Item 2 of Part I of the March 31, 1999 Quarterly Report; and (3) amends and restates in its entirety Exhibit 27.1. Each such amended Item of, and Exhibit to, the March 31, 1999 Quarterly Report is attached to this Amendment No. 1.

EXPLANATORY NOTE TO AMENDMENT NO.1 TO MARCH 31, 1999 QUARTERLY REPORT ON FORM 10-QSB

This Form 10-QSB/A, Amendment No.1 to Form 10-QSB (the "Amendment"), which amends the March 31, 1999 Quarterly Report, includes the following changes: (i)
Item 1, "Financial Statements", of Part I has been restated to reflect the non-cash charge to interest expense and corresponding increase to paid in capital to account for the beneficial conversion feature of the convertible debentures, (ii) Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I has been amended with respect to the analysis of interest expense and results of operations to discuss the effects of the non-cash charge to interest expense and corresponding increase to paid in capital related to the beneficial conversion feature of the convertible debentures, and (iii) a new Exhibit 27.1, "Financial Data Schedule".

Transitional Small Business Disclosure Format (check one)
                              Yes .....               No ..X..

                          Exhibit Index on Page

                     AMERICAN CHAMPION ENTERTAINMENT, INC.
                                Form 10-QSB
                               March 31, 1999




                              TABLE OF CONTENTS




PART I -        Financial Information                                   Page

    Item 1. Financial Statements

            Consolidated Balance Sheet as of March 31, 1999

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


Exhibits

PART I -        FINANCIAL INFORMATION

ITEM 1- Financial Statements - (unaudited)

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                     Condensed Consolidated Balance Sheets
                               (unaudited)

                                                 March 31,     December 31,
                                                 1999          1998
                                                 ------------  ------------
                       Assets

       Cash......................................    ($9,748)       $2,763
       Account receivable........................    225,937        37,675
       Loans receivable, related parties.........    114,937       114,937
       Prepaid expenses .........................     48,019        56,267
       Property and equipment,...................    379,981       395,330
       Film costs, net...........................  6,119,221     5,381,329
       Note receivable...........................     80,424        80,424
       Other assets..............................     11,360        11,673
                                                 ------------  ------------
                                                  $6,970,131    $6,080,398
                                                 ============  ============
                     Liabilities

       Accounts payable and accrued expenses.....    954,775    $1,122,307
       Note payable, related parties.............    129,069       137,037
       Other.....................................      --             --
       Deferred revenues.........................     36,336        78,020
       Notes payable.............................    349,978       831,266
       Obligations under capital leases..........      6,565         6,565
                                                 ------------  ------------
       Total long-term liabilities...............  1,476,723     2,175,195
                                                 ------------  ------------


                   Stockholders' Equity

  Preferred stock, $.0001 per share,
   3,000,000 shares authorized, none
   issued or outstanding.....................          --            --
  Common stock, $.0001 par value;
   20,000,000 shares authorized;
   paid in capital...........................      9,227,888     7,122,414
  Common stock warrants......................        352,026       290,901
  Accumulated deficit........................     (4,086,506)   (3,508,112)
                                                 ------------  ------------
  Total stockholders' equity ................      5,493,408     3,905,203

                                                  $6,970,131    $6,080,398
                                                 ============  ============

                      See accompanying notes.

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                   Condensed Consolidated Statements of Operations
                                  (unaudited)

                                     Three Months Ended
                                           March 31,
                                    ---------------------
                                    1999       1998
                                    ---------- ----------
REVENUE:
  Tuition and related fees.........   $61,353   $126,905
  Accessories and video sales......         0     13,401
  Film income......................   225,637    215,000
  Interest income..................         0     26,692
                                    ---------- ----------
  Total revenue....................   286,990    381,998
                                    ---------- ----------
COSTS AND EXPENSES:
  Cost of sales....................         0      8,711
  Amortization of film costs.......   138,252     73,332
  Salaries and payroll taxes.......    10,019    215,634
  Rent.............................    42,328     84,616
  Selling, general and
    administrative.................   315,831    236,117
  Interest.........................   358,914      8,901
                                    ---------- ----------
  Total costs and expenses.........   865,344    627,311
                                    ---------- ----------
Net Loss From Operations............($578,354) ($245,313)

Gain On Sale Of Studio                      0    115,473

Net Loss Before Income Tax           (578,354)  (129,840)

Income Tax                                 40      5,050

Net Loss                             (578,394)  (134,890)

Accumulated Deficit                (4,086,506) (1,719,486)

Weighted average number of shares
  outstanding...................... 6,097,269  3,832,345
                                    ========== ==========

Net loss per share.................    ($0.09)    ($0.04)
                                    ========== ==========

                      See accompanying notes.

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                 Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                      -----------------------
                                                      1999        1998
                                                      ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................       ($578,394)  ($134,890)
Adjustments to reconcile net loss to
  net cash used for operating activities:
    Non-cash charge related to beneficial
      conversion feature of debentures                   316,198       --
    Gain on sale of studio......................              $0   ($115,473)
    Depreciation and amortization...............         168,132      88,805
    Amortization of original issue discounts
      on long-term debt.........................           5,432           0
    Rent concession amortization................               0      (2,108)
    Stock warrants issued to consultants                 150,000           0
Decrease (Increase) in:
  Accounts receivable...........................        (188,262)      --
  Prepaid expenses and other....................           8,561      20,087
Increase (Decrease) in:
  Accounts payable and accrued expenses.........        (172,071)    181,703
  Deferred revenues.............................         (41,684)    (72,779)
  Other liabilities.............................               0       --
                                                      ----------- -----------
     Net cash used for operating activities.....        (332,090)    (34,655)
                                                      ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..............          (7,133)    (13,226)
Payments for film costs.........................        (883,542) (1,187,489)
                                                      ----------- -----------
     Net cash used for investing activities.....        (890,675) (1,200,715)
                                                      ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of warrants..............         540,000           0
Proceeds (payments) of loans from related
  parties.......................................          (7,968)     (1,752)
Proceeds on long-term debt......................         914,096           0
Payments on long-term debt......................        (235,874)     (1,938)
Principal payments on capital leases............               0      (2,428)
                                                      ----------- -----------
     Net cash provided by financing activities..       1,210,254      (6,118)
                                                      ----------- -----------
NET INCREASE IN CASH............................         (12,511) (1,241,488)
CASH, beginning of period.......................           2,763   1,795,657
                                                      ----------- -----------
CASH, end of period.............................         ($9,748)   $554,169
                                                      =========== ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest....................................         $42,718      $8,901
    State income taxes..........................             $40      $5,050

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCIAL ACTIVITIES:
    Warrants isssued in connection with debt              61,125           0
    Long-term debt converted to equity                 1,103,818           0
    Non-cash charge related to beneficial
      conversion feature of debentures                   316,198       --

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

Note 11 -Beneficial Conversion Feature of Debentures

The Company has restated its financial statements for the quarter ended March 31, 1999 to account for the beneficial conversion feature of its 7% convertible debentures issued during the quarter in accordance with EITF D-60, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion." The application of EITF D-60 resulted in the recognition of a non-cash charge to interest expense of $316,196 for the quarter ended March 31, 1999 with a corresponding increase to additional paid in capital. There was no effect on the balance sheet except for the reclassification of the interest expense from additional paid in capital to retained earnings.

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

        Interest expense increased by $350,013 to $358,914 for the three months ended March 31, 1999, from $8,901 for the comparable period in 1998. Included in interest expense for the quarter ended March 31, 1999 is a non-cash charge of $316,196 related to the beneficial conversion feature of the convertible debentures issued within the quarter. The debentures are convertible to common stock of the Company with the shares to be issued upon conversion based on 75% of the fair value of the stock at the time of conversion. Since the debt can be converted at any time, the value of the discount as of the issuance date has been charged to interest expense with a corresponding increase to additional paid in capital. The balance of the increase is attributable to accrued interests on debentures the Company sold during this quarter.

        As a result of the foregoing factors, the Company's net loss for the three months ended March 31, 1999 was $578,394 which represented an increase of $443,504 from $134,890 for the comparable period in 1998. Net loss per share increased to $0.09 for the three months ended March 31, 1999 as compared to $0.04 for the comparable period in 1998. Weighted average number of shares outstanding increased to 6,097,269 for the three months ended March 31, 1999 from 3,832,345 for the comparable period in 1998, due to shares issued upon the conversion of convertible debentures sold by the Company during 1998 and also during this quarter.


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