Form 10QSB/A
period 1999-06-30
AMERICAN CHAMPION ENTERTAINMENT INC
filed 1999-11-15
CIK 1034840

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

                  ---------------------------------------

  The Registrant hereby amends and restates in their entirety the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 as set forth in the pages attached hereto:

      Part I, Item 1 and 2
      Exhibit 27.1

                  ----------------------------------------

  American Champion Entertainment, Inc. (the "Company"), by this Form 10-QSB/A, Amendment No. 1 to Form 10-QSB, hereby: (1) amends and restates in its entirety
Item 1 of Part I of the June 30, 1999 Quarterly Report; (2) amends and restates in its entirety Item 2 of Part I of the June 30, 1999 Quarterly Report; and (3) amends and restates in its entirety Exhibit 27.1. Each such amended Item of, and Exhibit to, the June 30, 1999 Quarterly Report is attached to this Amendment No. 1.

EXPLANATORY NOTE TO AMENDMENT NO.1 TO JUNE 30, 1999 QUARTERLY REPORT ON FORM 10-QSB

This Form 10-QSB/A, Amendment No.1 to Form 10-QSB (the "Amendment"), which amends the June 30, 1999 Quarterly Report, includes the following changes: (i)
Item 1, "Financial Statements", of Part I has been restated to reflect the non-cash charge to interest expense and corresponding increase to paid in capital to account for the beneficial conversion feature of the convertible debentures, (ii) Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I has been amended with respect to the analysis of interest expense and results of operations to discuss the effects of the non-cash charge to interest expense and corresponding increase to paid in capital related to the beneficial conversion feature of the convertible debentures, and (iii) a new Exhibit 27.1, "Financial Data Schedule".

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


PART I -        FINANCIAL INFORMATION

ITEM 1- Financial Statements - (unaudited)

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                     Condensed Consolidated Balance Sheets
                                 (unaudited)

                                                 June 30,      December 31,
                                                 1999          1998
                                                 ------------  ------------
                     Assets

       Cash......................................   $342,049        $2,763
       Account receivable........................    684,788        37,675
       Loans receivable, related parties.........    114,937       114,937
       Prepaid expenses .........................     41,448        56,267
       Property and equipment,...................    351,975       395,330
       Film costs, net...........................  6,484,746     5,381,329
       Note receivable...........................     80,424        80,424
       Other assets..............................     16,860        11,673
                                                 ------------  ------------
       Total assets.............................. $8,117,226    $6,080,398
                                                 ============  ============
                     Liabilities

       Accounts payable and accrued expenses.....   $987,547    $1,122,307
       Note payable, related parties.............     71,400       137,037
       Other.....................................      --             --
       Deferred revenues.........................     25,841        78,020
       Notes payable.............................     60,393       831,266
       Long-term debt............................  1,804,172          --
       Obligations under capital leases..........      6,565         6,565
                                                 ------------  ------------
       Total long-term liabilities...............  2,955,918     2,175,195


Stockholders' Equity:

  Preferred stock                                      --            --
  Common stock, paid in capital.............      10,396,941     7,122,414
  Common stock warrants......................        618,050       290,901
  Accumulated deficit........................     (5,853,684)   (3,508,112)
                                                 ------------- -------------
  Total stockholders' equity ................      5,161,307     3,905,203
                                                 ------------- -------------
  Total Liabilities and Stockholders Equity..     $8,117,226    $6,080,398
                                                 ============= =============

                      See accompanying notes.

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                   Condensed Consolidated Statements of Operations
                                  (unaudited)

                                       Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                    ----------------------  ----------------------
                                    1999        1998        1999        1998
                                    ----------- ----------  ----------- ----------
REVENUE:
  Tuition and related fees.........    $19,256   $192,027      $80,610   $318,932
  Accessories and video sales......          0      9,475            0     22,876
  Film income......................    214,206     31,667      439,842    246,667
  Interest income..................          0      2,406            0     29,098
                                    ----------- ----------  ----------- ----------
  Total revenue....................    233,462    235,575      520,452    617,573
                                    ----------- ----------  ----------- ----------
COSTS AND EXPENSES:
  Cost of sales....................          0      5,281        1,722     13,992
  Amortization of film costs.......    231,569     11,688      369,821     85,020
  Salaries and payroll taxes.......     10,653    182,952       20,672    398,586
  Rent.............................     72,249     73,081      114,578    157,697
  Selling, general and
    administrative.................    333,135    153,809      647,244    389,926
  Financing expense*...............    741,210       --        741,210       --
  Interest.........................    607,583      8,761      966,497     17,662
                                    ------------------------------------------------
  Total costs and expenses.........  1,996,400    435,572    2,861,744  1,062,883
                                    ------------------------------------------------
Net Loss From Operations............(1,762,938)  (199,997)  (2,341,292)  (445,310)

Gain On Sale Of Studio                       0          0            0    115,473

Net Loss Before Income Tax          (1,762,938)  (199,997)  (2,341,292)  (329,837)

Income Tax                               4,240      2,400        4,281      7,450

Net Loss                             1,767,178   (202,397)  (2,345,573)  (337,287)

Accumulated Deficit                 (5,853,684) (1,921,883)  (5,853,684) (1,921,883)

Weighted average number of shares
  outstanding......................  7,856,324  3,832,345    7,856,324  3,832,345
                                    ======================= =======================

Basic loss per share................     ($0.22)   ($0.05)      ($0.30)    ($0.09)
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

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                 Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                      Three Months Six Months
                                                         Ended       Ended
                                                        June 30,    June 30,
                                                      -----------------------
                                                         1999        1999
                                                      ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss........................................    $(1,767,178) $(2,345,573)

Adjustments to reconcile net loss to
  net cash used for operating activities:
    Non-cash charge related to beneficial
      conversion feature of debentures..........         583,628     899,824
    Depreciation and amortization...............         261,620     429,751
    Costs on debenture redemption...............         629,281     629,281
    Stock warrants issued to consultants                   ---       150,000
    Amortization of original issue discount
       On long-term debt........................           8,485      13,917

(Increase) Decrease in:
  Accounts receivable...........................        (461,851)   (650,113)
  Prepaid expenses and other....................          (1,415)      7,146

Increase (Decrease) in:
  Accounts payable and accrued expenses.........          32,772    (139,299)
  Deferred revenues.............................         (10,495)    (52,179)
                                                      -----------------------
     Net cash used for operating activities.....        (725,153) (1,057,243)
                                                      -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase or (sale) of property and equipment....           5,318      (1,815)
Payments for film costs.........................        (604,456) (1,487,998)
Advances to stockholders........................        (183,550)   (183,550)
                                                      -----------------------
     Net cash used for investing activities.....        (782,688) (1,673,363)
                                                      -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debentures............       2,042,790   2,042,790
Proceeds from issuance of warrants..............          68,062     608,062
Offering costs..................................          (8,139)     (8,139)
Proceeds from issuance of common stock..........          85,969      85,969
Payments of loans from related parties..........           ---        (7,968)
Proceeds on notes payable.......................       1,412,957   2,327,053
Payments on notes payable.......................        (597,000)   (832,874)
Payments on debenture redemption................      (1,145,000) (1,145,000)
                                                      -----------------------
     Net cash provided by financing activities..       1,859,639   3,069,893
                                                      -----------------------
NET INCREASE (DECREASE) IN CASH.................         351,798     339,287

CASH, beginning of period.......................          (9,748)      2,763
                                                      ----------- -----------
CASH, end of period.............................         342,050     342,050
                                                      =========== ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest....................................         $23,955     $66,673
    State income taxes..........................          ---            $40

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
    Long-term debt converted to equity..........        $418,040  $1,521,858
    Common stock warrants issued with debt......        $179,275    $240,400
    Common stock warrants issued for redeemed
      Debentures................................        $121,187    $121,187
    Original issue discount on redeemed debt....        $157,214    $157,214
    Exercise of warrants........................        $102,500    $102,500
    Non-cash charge related to beneficial
      conversion feature of debentures..........         583,628     899,824


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

Note 12 -Beneficial Conversion Feature of Debentures

The Company has restated its financial statements for the quarter ended June 30, 1999 to account for the beneficial conversion feature of its 7% convertible debentures issued during the quarter in accordance with EITF D-60, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion." The application of EITF D-60 resulted in the recognition of a non-cash charge to interest expense of $583,628 for the quarter ended June 30, 1999 with a corresponding increase to additional paid in capital. There was no effect on the balance sheet except for the reclassification of the interest expense from additional paid in capital to retained earnings.


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

        Interest expense increased to $607,583, an increase of $598,822 for the three months ended June 30, 1999 from $8,761 for the comparable period in 1998. Included in interest expense for the quarter ended June 30, 1999 is a non-cash charge of $583,628 related to the beneficial conversion feature of the convertible debentures issued within the quarter. The debentures are convertible to common stock of the Company with the shares to be issued upon conversion based on 75% of the fair value of the stock at the time of conversion. Since the debt can be converted at any time, the value of the discount as of the issuance date has been charged to interest expense with a corresponding increase to additional paid in capital. The balance of the increase is attributable to the interest accrued on convertible debentures and certain private loans of the Company.

        As a result of the foregoing factors, the Company's net loss increased to $1,767,178 during the three months ended June 30, 1999 from $202,397 for the comparable period in 1998. Net loss per share increased to $0.22 for the three months ended June 30, 1999 from $0.05 for the comparable period in 1998. Weighted average number of shares outstanding increased to 7,856,324 the three months ended June 30, 1999 from 3,832,345 for the comparable period in 1998 primarily due to the conversion of debentures into the Company's common stock.

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