Form 10QSB
period 1999-09-30
AMERICAN CHAMPION ENTERTAINMENT INC
filed 1999-11-17
CIK 1034840

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                               Form 1O-QSB

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the Quarterly Period Ended Septebmer 30, 1999

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

       Yes .....                               No .....


APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                          Outstanding at October 15, 1999

   -------------------------             --------------------------
 Common Stock, $.0001 par value                10,463,585 shares

Transitional Small Business Disclosure Format (check one)  Yes....   No ..X..

                          Exhibit Index on Page 16

                     AMERICAN CHAMPION ENTERTAINMENT, INC.
                                Form 10-QSB
                              Sepember 30, 1999

                             TABLE OF CONTENTS

                                                                   Page
                                                                  ------

PART I -        Financial Information

        Item 1. Financial Statements                                3

                Consolidated Balance Sheet for the nine month
                periods ending September 30, 1999 and 1998          3

                Consolidated Statements of Operations for
                the three month periods and the nine month periods
                ended September 30, 1999 and 1998                   4

                Consolidated Statements of Cash Flows for
                the three month period and the nine month period
                ended September 30, 1999                            5

                Notes to Consolidated Financial Statements          7

       Item 2.  Management's Discussion and analysis of
                Financial Condition and Results of Operations       12


PART II -       Other Information

        Item 1. Legal Proceedings                                   14

        Item 4. Submission of Matters to a Vote of Security Holders 14

        Item 6. Exhibits and Reports on Form 8-K                    15


Signatures                                                          15


Exhibit Index                                                       16


Exhibits                                                            20


PART I -        FINANCIAL INFORMATION

ITEM 1- Financial Statements - (unaudited)


                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                     Condensed Consolidated Balance Sheets

                                                 March 31,     June 30,      September 30
                                                 1999          1999          1999
                                                 ------------  ------------  ------------
                     Assets                      (unaudited)

       Cash......................................    ($9,750)     $342,049       230,656
       Account receivable........................    225,938       684,788       975,354
       Loans receivable, related parties.........    114,937       114,937       114,937
       Prepaid expenses..........................     48,019        41,448        36,192
       Property and equipment,...................    379,981       351,975       328,780
       Film costs, net...........................  6,119,222     6,484,746     7,019,133
       Note receivable...........................     80,424        80,424        80,424
       Deferred consulting fees..................          0             0       531,270
       Other assets..............................     11,360        16,860        16,860
                                                 ------------  ------------  ------------
       Total assets.......................         6,970,131     8,117,227     9,333,606


       Liabilities

       Accounts payable and accrued expenses.....    954,775       987,549     1,044,597
       Notes payable, related parties............    129,069        71,400        61,400
       Other.....................................          0             0             0
       Deferred revenues.....................         36,336        25,841        20,820
       Notes payable.............................    175,806        60,393        59,461
       Long-term debt............................    174,172     1,804,172     2,119,562
       Obligations under capital leases..........      6,565         6,565         6,565
                                                 ------------  ------------  ------------
       Total liabilities................           1,476,723     2,955,920     3,312,405


       Stockholders' Equity:

       Preferred stock...........................          0             0             0
       Common stock, paid in capital.............  9,227,888    10,396,941    12,835,857
       Common stock warrants.....................    352,026       618,050       100,958
       Accumulated deficit....................... (4,086,506)   (5,853,684)   (6,915,614)
                                                 ------------  ------------  ------------
       Total stockholders' equity ...............  5,493,408     5,161,307     6,021,201


       Total liabilities and stockholders equity   6,970,131     8,117,227     9,333,606
                                                 ============  ============  ============

                      See accompanying notes.

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                   Condensed Consolidated Statements of Operations
                                  (unaudited)

                                     Three Months Ended        Nine Months Ended
                                         Sept 30,                  Sept 30,
                                    ------------------------- -------------------------
                                    1999         1998         1999         1998
                                    ------------ ------------ ------------ ------------
REVENUE:
  Tuition and related fees.........     $13,806      $53,048      $94,416     $371,980
  Accessories and video sales......           0       13,191            0       36,067
  Film income......................      43,958       47,499      483,801      294,166
  Interest income..................           0          625            0       29,723
                                    ------------ ------------ ------------ ------------
  Total revenue....................      57,764      114,363      578,217      731,936
                                    ------------ ------------ ------------ ------------
COSTS AND EXPENSES:
  Cost of sales....................       5,338        1,878        7,060       15,870
  Amortization of film costs.......     270,615       21,973      640,436      106,993
  Salaries and payroll taxes.......       8,123      237,627       28,795      636,213
  Rent.............................      74,718       90,893      189,296      248,590
  Selling, general and
    administrative.................     393,850      225,707    1,041,094      615,633
  Financing Expense*...............           0            0      741,210            0
  Interest.........................     367,051      463,196    1,333,548      480,858
                                    ------------ ------------ ------------ ------------
  Total costs and expenses.........   1,119,695    1,041,274    3,981,439    2,104,157
                                    ------------ ------------ ------------ ------------
Net Loss From Operations............($1,061,931)   ($926,911) ($3,403,222) ($1,372,221)

Gain On Sale Of Studio                        0       61,503            0      176,976

Net Loss Before Income Tax           (1,061,930)    (865,408)  (3,403,222)  (1,195,245)

Income Tax                                    0            0        4,281        7,450

Net Loss                             (1,061,930)    (865,408)  (3,407,503)  (1,202,695)

Accumulated Deficit                  (6,915,614)  (2,787,291)  (6,915,614)  (2,787,291)

Weighted average number of shares
  outstanding......................   9,352,110    3,834,529    9,352,110    3,833,073
                                    ============ ============ ============ ============

Net loss per share.................      ($0.11)      ($0.23)      ($0.36)      ($0.31)
                                    ============ ============ ============ ============

                      See accompanying notes.

* Financing expense of $741,210 consists of $114,500 in cash and a non-cash portion of $626,710 in valuation of common stock and warrants granted pursuant to the redemption of debt.


                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                 Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                       Three Months Nine Months
                                                       Sept 30,      Sept 30,
                                                      -------------------------
                                                      1999         1999
                                                      ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................      ($1,061,930) ($3,407,503)
Adjustments to reconcile net loss to
  net cash used for operating activities:
    Non-cash charge related to beneficial
      conversion feature of debentures..........          333,860    1,233,684
    Depreciation and amortization...............          300,727      730,479
    Costs on debenture redemption...............                0      629,281
    Stock warrants issued to consultants........                0      150,000
    Amortization of original issue discount
      on long-term debt.........................           17,505       31,422
    Amortization of deferred consulting expenses           62,897       62,897
Decrease in:
  Accounts receivable...........................          (40,566)    (690,679)
  Prepaid expenses and other....................            5,256       12,402
Increase in:
  Accounts payable and accrued expenses.........           60,300      (78,999)
  Deferred revenues.............................           (5,021)     (57,200)
                                                      ------------ ------------
     Net cash used for operating activities.....         (326,972)  (1,384,216)
                                                      ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..............              446       (1,369)
Payments for film costs.........................         (812,365)  (2,300,363)
Advances to stockholders........................                0     (183,550)
                                                      ------------ ------------
     Net cash used for investing activities.....         (811,919)  (2,485,282)
                                                      ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debentures............          750,000    2,792,790
Proceeds from issuance of warrants..............          287,500      895,562
Offering costs..................................                0       (8,139)
Proceeds from issuance of common stock..........                0       85,969
Payments on loans from related parties..........          (10,000)     (17,968)
Proceeds on notes payable.......................                0    2,327,053
Payments on notes payable.......................                0     (832,874)
Payments on debenture redemption................                0   (1,145,000)
                                                      ------------ ------------
     Net cash provided by financing activities..        1,027,500    4,097,393
                                                      ------------ ------------
NET INCREASE IN CASH............................         (111,391)     227,895
CASH, beginning of period.......................          342,049        2,763
                                                      ------------ ------------
CASH, end of period.............................         $230,658     $230,658
                                                      ============ ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest....................................          $33,191      $99,864

    State income taxes..........................               $0          $40

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
   Long-term debt converted to equity...........         $468,274   $1,990,132
   Common stock warrants issued with debt.......         $109,280     $349,680
   Common stock warrants issued for redeemed
     debentures.................................               $0     $121,187
   Original issue discount on redeemed debt.....          $31,436     $188,650
   Exercise of warrants                                  $391,361     $493,861
   Non-cash charge related to beneficial
    conversion feature of debentures............         $333,860   $1,233,684

   Stock Warrants issued to consultants.........         $603,360     $738,360

                      See accompanying notes.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


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


NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


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

Cash and Cash Equivalents - The Company considers certain highly liquid instruments purchased with original maturities of year or less to be cash equivalents. The Company had cash equivalents of $
- -0-  at December 31, 1998 and $1,496,000 at December 31, 1997.

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


NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


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

Note 4 - Film Costs

Film costs consist of the capitalized costs related to the production of videos and program for television as follows:

                                            September 30       December 31
                                               1999               1998
                                            -----------        ----------

Television Program                           $7,734,004         $5,455,764
  The Adventures with Kanga Roddy
Videos
  Montana Exercise Video                        148,253            148,253

  Strong Mind Fit Body                           18,042             18,042
                                             ----------         ----------
                                              7,900,299          5,622,059
Less accumulated amortization                   881,166            240,730
                                             ----------         ----------
                                             $7,019,133         $5,381,329
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

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


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

Note 7 - Year 2000

In the opinion of management, no material adverse effect on either results of operations or financial position is anticipated due to the modifications or replacement of existing information systems in order to accommodate year 2000 implications.

Note 8 -Beneficial Conversion Feature of Debentures

The Company accounts for the beneficial conversion feature of its 7% convertible debentures issued during the quarter in accordance with EITF D-60, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion." The application of EITF D-60 resulted in the recognition of a non-cash charge to interest expense of $333,860 for the quarter and $1,233,684 for the nine months ended September 30, 1999 with a corresponding increase to additional paid in capital. These amounts are included in interest expense.


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


Results of Operations

        Revenues. For the three months ended September 30, 1999, the Company's total revenue decreased to $57,764, a decrease of $56,599 or 49.5% as compared to $114,363 for the comparable period in 1998. This decrease is due to the reduction in the Company's karate studio operation.

        Costs and Expenses. The Company's revenues were offset by amortization of film costs of $270,615, calculated based upon the proportion to the revenue generated by the television show in this third quarter compared to total expected revenues from the television show.

        The Company's expenses for salaries and payroll taxes decreased to $8,123, a decrease of $229,504 or 96.6% for the three months ended September 30, 1999 from $237,627 for the comparable period in 1998. The decrease was the combined result of a decrease in karate studio personnel and the capitalizing of a portion of personnel cost into film costs.

        Rent expense decreased to $74,718 for the three months ended September 30, 1999, a decrease of $16,175 or 17.8% from $90,893 for the comparable period in 1998. The decrease in rents is due to the closure of karate studios.

        Total selling, general and administrative expenses increased to $393,850, an increase of $168,143 or 74.5% for the three months ended September 30, 1999 from $225,707 for the comparable period in 1998. This increase is primarily due to promotional expenses related to the television show, depreciation of production equipment and legal and accounting fees.

        Interest expense decreased to $367,051, a decrease of $96,145 or 20.8% for the three months ended September 30, 1999 from $463,196 for the comparable period in 1998. Included in interest expense for the quarter ended September 30, 1999 is a non-cash charge of $333,860 compared with $416,621 for the comparable period in 1998 related to the beneficial conversion feature of the convertible debentures issued within the quarter. The debentures are convertible to common stock of the Company with the shares to be issued upon conversion based on 75% of the fair value of the stock at the time of conversion. Since the debt can be converted at any time, the value of the discount as of the issuance date has been charged to interest expense with a corresponding increase to additional paid in capital. The balance of the increase is attributable to the interest accrued on convertible debentures and certain private loans of the Company.

        As a result of the foregoing factors, the Company's net loss increased to $1,061,931 during the three months ended September 30, 1999 from $865,408 for the comparable period in 1998. Net loss per share decreased to $0.11 for the three months ended September 30, 1999 from $0.23 for the comparable period in 1998. Weighted average number of shares outstanding increased to 9,352,110 the three months ended September 30, 1999 from 3,834,529 for the comparable period in 1998 primarily due to the conversion of debentures into the Company's common stock.

Liquidity And Capital Resources

        Cash decreased for the three months ended September 30, 1999 by $111,391 of which $812,365 was used for investing activities related to the production of the Adventures With Kanga Roddy show. Net operating cash loss was $326,972 and financing activities resulted in an inflow of $1,027,500.

        Deferred consulting fees of $531,270 relate to common stock and warrants issued to consultants and are being amortized over the term of the consulting agreements which range from 12 to 24 months.

        As of September 30, 1999, total long-term debt was $2,119,562 and loans payable to related parties was $71,400. In addition, deferred revenues were $20,820 at September 30, 1999. Deferred revenues are pre-paid tuition for the karate studios and booked revenue from sponsorship activities which cannot be immediately recognized.

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

        On September 15, 1999, American Champion Marketing Group, Inc. signed a consulting agreement with Consor, Inc. in which American Champion Marketing Group is the consultant to provide Consor with licensing services, sales staff training, marketing and consumer product development, international agent management and sales, and publicity.

        On September 30, 1999, American Champion Media, Inc. signed a Licensing Agreement with Brighter Child Interactive, LLC. in which the Company granted Brigter Child Interactive worldwide exclusive rights to manufacture and distribute an interactive CD-Rom featuring the Company's television show "Adventures With Kanga Roddy" and its associated characters.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        There is no on-going legal proceedings during the three months ended September 30, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

         There is no submission of matters to a vote of security holders during the three months ended September 30, 1999.

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

                                AMERICAN CHAMPION ENTERTAINMENT, INC.
                                (Registrant)

Dated:  November 17, 1999       By:      /s/ Anthony K. Chan
                                  ------------------------------
                                  Anthony K. Chan, Chief Executive Officer

                                By:     /s/ Mae Lyn Woo
                                  ------------------------------
                                  Mae Lyn Woo, Vice President,
                                  Chief Financial Officer &
                                  Chief Operations Officer




                       INDEX TO EXHIBITS

Exhibit No.                 Exhibit

 1.1(1)   Form of Underwriting Agreement
 3.1(1)   Amended and Restated Certificate of Incorporation dated April 24, 1997
 3.11(5)  Amended and Restated Certificate of Incorporation dated June 4, 1998
 3.2(1)   Bylaws
 4.1(1)   Specimen stock certificate
 4.2(1)   Warrant Agreement with form of Warrant
 4.3(1)   Form of Underwriters' Warrant
 4.41(4)  Securities Purchase Agreement dated July 2, 1998
 4.42(4)  Form of Debenture dated July 2, 1998
 4.43(4)  Joint Escrow Instructions
 4.44(4)  Registration Rights Agreement dated July 2, 1998
 4.45(4)  Form of Warrant dated July 2, 1998
 4.461(7) Securities Purchase Agreement dated January 19, 1999
 4.462(7) Form of Debenture dated January 19, 1999
 4.463(7) Joint Escrow Instructions dated January 19, 1999
 4.464(7) Registration Rights Agreement dated January 19, 1999
 4.465(7) Form of Warrant dated January 19, 1999
 4.471(9) Securities Purchase Agreement dated June 17, 1999
 4.472(9) Form of Debenture dated June 17, 1999
 4.473(9) Joint Escrow Instructions dated June 17, 1999
 4.474(9) Registration Rights Agreement dated June 17, 1999
 4.475(9) Form of Warrants dated June 17, 1999
 4.481(10) Securities Purchase Agreement dated September 24, 1999
 4.482(10) Form of Debenture dated September 24, 1999
 4.483(10) Joint Escrow Instructions dated September 24, 1999
 4.484(10) Registration Rights Agreement dated September 24, 1999
 4.485(10) Form of Warrants dated September 24, 1999
 5(1)     Opinion of Sheppard, Mullin, Richter & Hampton LLP
 10.1(1)  1997 Stock Plan
 10.2(1)  Form of Stock Option Agreement for 1997 Stock Plan
 10.3(1)  1997 Non-Employee Directors Stock Option Plan
 10.4(1)  Form of Non-Employee Directors Stock Option Agreement
 10.8(1)  Promissory Note dated December 15, 1994 made payable by Messrs.
          Chung and Chan and their wives in favor of Michael Triantos M.D.
          Inc. Money Purchase and Profit Sharing Pension Plans Trust
 10.9(1)  Employment Agreement between the Company and George Chung dated
          March 4, 1997, effective upon the closing date of the Offering 10.10(1) Employment Agreement between the Company and Anthony Chan dated
          March 4, 1997, effective upon the closing date of the Offering 10.11(1) Employment Agreement between the Company and Don Berryessa dated
          March 4, 1997, effective upon the closing date of the Offering 10.12(1) Employment Agreement between the Company, AC Media and Jan
          Hutchins dated March 4, 1997, effective upon the closing date of the Offering
 10.13(1) Convertible Loan Agreement dated as of May 5, 1995, between ABK and David Y. Lei
 10.15(1) Amended Deal Memo between ABK and Rick Fichter dated February
          23, 1997, with respect to payments related to the Kanga Roddy
          Series
 10.17(1) Form of Indemnification Agreement
 10.19(1) Letter dated October 29, 1996 from the Company to Tim Pettitt regarding certain payments to the Montanas
 10.20(1) Distribution Agreement dated June 18, 1996 by and between
          America's Best Karate and InteliQuest
 10.21(1) Distribution Agreement, dated May 6, 1997, by and between KTEH,
          San Jose Public Television and American Champion Media, Inc.
 10.22(1) Letter Agreement, dated June 1997, between AC Media, Inc. and
          Sega of America, Inc.
 10.23(1) Business Loan Agreement between America's Best Karate and Karen
          Shen
 10.24(1) Business Loan Agreement between America's Best Karate and Thomas
          J. Woo
 10.25(2) Licensing Agent Agreement, dated July 25, 1997, between American
          Champion Media, Inc. and Sega of America, Inc.
 10.26(3) Continuous Distribution Agreement dated April 20, 1998 between
          KTEH, San Jose and American Champion Media, Inc.
 10.27(3) Sponsorship Agreement dated April 29, 1998 between Sara Lee
          Corporation and American Champion Media, Inc.
 10.28(3) Engagement Agreement dated April 24, 1998 between JW Charles and American Champion Entertainment, Inc.
 10.29(5) Amendment to Employment Agreement with George Chung, dated July 1,
          1998
 10.30(5) Amendment to Employment Agreement with Anthony Chan, dated July 1,
          1998
 10.31(5) Amendment to Employment Agreement with Don Berryessa, dated July 1,
          1998
 10.32(5) Amendment to Employment Agreement with Jan Hutchins, dated July 1,
          1998
 10.33(5) Amendment to Employment Agreement with Mae Lyn Woo, dated July 1,
          1998
 10.34(5) Amendment to Employment Agreement with Kristen Simpson, dated July 1,
          1998
 10.35(6) International Distribution Agreement with Portfolio Entertainment dated August 19, 1998
 10.36(6) Video Distribution Agreement for the Kanga Roddy Series with Kreative
          Video Products dated August 19, 1998
 10.37(6) Video Distribution Agreement for the Montana Exercise Video with
          Kreative Video Products dated August 21, 1998
 10.38(8) Consultant Agreement between Olympia Partners, LLC, Dalton Kent
          Securities Group, Inc. and American Champion Entertainment, Inc. 10.39(8) Merchant Licensing Agreement between Timeless Toys and American
          Champion Media, Inc.
 10.40(8) Loan Agreement between Olympia Partners and American Champion
          Entertainment, Inc.
 10.41(8) SEGA Agreement termination letter.
 10.42(8) Consultant Agreement between American Champion Entertainment, Inc.
          and Trademark Management
 10.43(11) Termination of Kreative Video Products, Inc.
 10.44(11) Video Products distribution agreement between Fast Forward
           Marketing, Inc. and American Champion Entertainment. Inc.
 10.45(11) Consultant Agreement between Chris Scoggin, LTD. And American
           Champion Entertainment, Inc.
 10.46 Consulting Services Agreement between Consor, Inc., and American Champion Marketing Group, Inc.
 10.47 Licensing Agreement between Brighter Child Interactive, LLC and American Champion Media, Inc.
 21.1(1)  Subsidiaries of the Registrant
 23.1(8)  Consent of Moss Adams, LLP
 27.1     Financial Data Schedule (shown on EDGAR format only)


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

(10) Filed as an exhibit with the registrant's Form S-3 filed with the SEC on November 5, 1999 and incorporated by reference herein.

(11) Filed as an exhibit with the registrant's Form 10-QSB filed with the SEC on August 16, 1999 and incorporated by reference herein.