Form 10KSB
period 1999-12-31
AMERICAN CHAMPION ENTERTAINMENT INC
filed 2000-03-30
CIK 1034840

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549
                             Form 10-KSB


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended: December 31, 1999

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

Warrants to Purchase Common Stock

                    ---------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  YES  X   NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10KSB or any amend to this Form 10-KSB [ X ]

Revenues for its most recent fiscal year:  $665,632

Aggregate market value of common stock held by nonaffiliates at March 27, 2000: $23,567,453
Number of shares of common stock outstanding at March 27, 2000:  6,368,647

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


PART I

Item 1.         Description of Business

General

American Champion Entertainment, Inc. is a Delaware corporation headquartered in San Jose, California and incorporated on February 5, 1997. The Company was formed as a holding company for its wholly-owned subsidiary, American's Best Karate, a California corporation ("ABK"), formed in June 1991. ABK wholly owns American Champion Media, Inc., a Delaware corporation ("AC Media"), formed in February 1997. AC Media wholly owns American Champion Marketing Group, a Delaware corporation
("AC Marking") formed in July 1999. Unless indicated otherwise, references the "Company" herein shall include ABK, AC Media and AC Marketing.

AC Media is a media production company and AC MArketing is a marketing company. Through AC Media and AC Marketing, the Company is involved in
(i) the development, production and marketing of "ADVENTURES WITH KANGA RODDY", a television program aimed at pre-school and primary school children (the "Kanga Roddy Series"), (ii) the licensing of merchandising rights related to the Kanga Roddy Series, (iii) the development, production and marketing of various audio tapes, video tapes and workbooks that specialize in fitness information, and (iv) acquire the licensing rights to other intellectual properties. ABK owned and operated a karate school in the year 1999, which was subsequently closed on January 31, 2000, when its lease expired.

"Adventures With Kanga Roddy"

The Company has developed and produced twenty nine (29) one half-hour episodes of the Kanga Roddy Series. The Kanga Roddy Series features a six-foot tall kangaroo character named Kanga Roddy who is a martial arts expert. Unlike other martial arts programs which feature violence, Kanga Roddy never fights because he understands that conflict can always be resolved through traditional martial arts values such as knowledge, compassion, humility, discipline, respect and an open mind. The show merges these values, with contemporary music, dance, vibrant colors and exciting movements designed to capture the attention of its target audience consisting primarily of pre-school and primary school children.

Each episode of the Kanga Roddy Series focuses on a group of children at a community center and their teachers (played by Jennifer Montana and Karen Lott, wives of former San Francisco 49ers football players, Joe Montana and Ronnie Lott) working on activities such as reading, physical fitness and arts and crafts. During these activities, the children encounter an ethical or social problem which causes uneasiness or unhappiness among some of the children. The teachers sense the problem and suggest that the children seek help from their friend, Uncle Pat, the prorietor of a rare bookstore played by actor Pat Morita, who was previously featured in "The Karate Kid" movies. Uncle Pat, with the assistant of his pet bookworm, Shakespeare, magically transport the children to the land of Hi-Yah where Kanga Roddy lives.

Once in the land of Hi-Yah, Kanga Roddy and his friends Bantu - a female African snake, Tackle Bear - his workout partner, Cimbop and Kimbop - a pair of feline sisters, and Zatochi - a wise old snow monkey, help the children solve their problem by giving examples presented through songs. Kanga Roddy gets inspiration for the proper solution to the problem thorugh flashbacks to lessons learned from his martial arts teacher Zatochi or parallels drawn from encounters with his buddy Tackle
Bear. The children and the costumed cast present the answers in song and dance routines. When the children return to the community center, they review what they have learned with their teachers.

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

On April 20, 1998, the Company entered into a Continuing Distribution Agreement with KTEH for the distribution of 26 more half-hour Kanga Roddy shows and two one-hour specials. Under the Continuing Distribution Agreement, KTEH receives the exclusive domestic broadcast rights to the new episodes for two years and agrees to pay the Company $30,000 for each half-hour program and $60,000 for each of the two one-hour shows.
As of December 31, 1999, the Company has completed and delivered 29 half-hour episodes to KTEH.

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

In December 1998, the Company signed an agreement with Timeless Toys of Foster City, California, for the licensing of the Kanga Roddy and all related characters for premium plush toys.

In September 1999, the Company signed a consulting agreement with TLA/Consor Inc. of La Jolla, California, for the Company to provide Consor with licensing services.

In September 1999, the Company signed a licensing agreement with Brighter Child of Westerville, Ohio, for the licensing of the Kanga Roddy story and all related characters for use in interactive CD-Rom games.

In October 1999, the Company signed a licensing agreement with Prestige Toys of New York, New York, for the licensing of the Kanga Roddy and all related characters for use and manufacturing of plush toy items in all sizes.

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

In August 1999, the Company signed an exclusive contract with Diamond Entertainment Corporation of Cerritos California, for the domestic distribution the Montana Exercise Video.

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

In November 1999 the Company signed a Stock Exchange Agreement with the Great Wall International Sports Media Company of China ("Great Wall") for the acquisition of 80% of the common stock of Great Wall. Great Wall is a producer and promoter of international sporting events. The Agreement is subject to review by the SEC and approval by shareholders of the Company. The Company intends to file a proxy statement and solicit shareholders votes for the intended acquisition at the year 2000 annual meeting of shareholders.

Employees

As of March 27, 2000, the Company employed a total of 16 employees on a full-time basis, 6 of which are management and 10 of which are clerical. The Company also contracts with additional employees for the production of the Kanga Roddy Series through the American Federation of Television and Radio Artists.


Item 2.         Description of Property

The Company leases approximately 3,000 square feet of space for its San Jose headquarters pursuant to a two year lease expiring July 2000 at approximately $10,000 per month.


Item 3.         Legal Proceedings

On April 24,1998, the Company filed a Complaint for Declaratory Relief in the U.S. District Court, Northern District of California, against William Charles Jeffreys, requesting a judicial determination of the Company's rights in certain intellectual property associated with the Adventures with Kanga Roddy show, and that Mr.Jeffreys has no such rights. Mr.Jeffreys filed an answer to the Company's complaint on June 15, 1998 along with a counterclaim. The Company disputes all claims of Mr. Jeffreys to an interest in certain of the Company's intellectual property and intends to vigorously protect its ownership and rights to such intellectual property. In February 1999, Mr. Jeffreys and the Company have agreed to settle the lawsuit and counterclaim for $36,000 which the Company will pay Mr. Jeffreys in twelve monthly payments of $3,000 each beginning in March of 1999, and the last payment was made in February 2000.



With the exception of the foregoing, no lawsuits or proceedings are currently pending against the Company.


Item 4.         Submission of Matters to a Vote of Security Holders

A Special Meeting of shareholders was held on December 10, 1999 for the following matters.

Proposal 1 - To amend the Company's Bylaws from "a majority" to "one-third" of outstanding shares to constitute a quorum at all meetings of stockholders:


        For            %          Against        Abstain      Not Voted
        4,052,099      51.54      312,448        27,565       3,469,716

Proposal 2 - To amend the Comapny's Bylaws to increase the maximum number of seats on the Board of Directors from 9 to 15 with the exact number of directors for each year to be determined by the Board.

        For            %          Against        Abstain      Not Voted
        7,641,143      97.19      184,172        36,513       0

Proposal 3 - To approve the increase of the number of shares of the Company's common stock, $.0001 par value per share (the "Common Stock") issuable under the Company's 1997 Employee Stock Option Plan from 4,800,000 to 7,000,000.

        For            %          Against        Abstain      Not Voted
        4,022,741      51.17      321,081        48,290       3,469,716

Proposal 4 - To approve the increase of the number of shares of Common Stock issuable un der the Compnay's 1997 Non-Employee Directors Stock Option Plan from 550,000 to 800,000.

        For            %          Against        Abstain      Not Voted
        4,061,597      51.66      237,425        93,090       3,469,716

Proposal 5 - To approve the two Securities Purchase Agreement, dated June 18, 1999 and September 24, 1999, and all transactions contemplated thereby, including the issuance of $1,750,000 and $1,000,000 of convertible debentures respectively, issued on June 18, 1999 and September 24, 1999 respectively.

        For            %          Against        Abstain      Not Voted
        4,131,015      52.55      147,359        113,738      3,469,716

Proposal 6 - To approve a reverse stock split of the outstanding shares of the Company's Common Stock, if necessary, at a ratio to effect the market price of the Company's Common Stock to be at a level in compliance with the continued listing requirements of the Nasdaq SmallCap Market.

        For            %          Against        Abstain      Not Voted
        7,343,508      93.41      493,980        24,340       0

The result were confirmed by the Inspector, and the proposal to approve a reverse stock split of the outstanding shares of the Company's COmmon Stock, if necessary, at a ratio to effect the market price of the COmpany's Common Stock to be at a level in compliance with the continued listing requirements of the Nasdaq SmallCap Market was duly approved.



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


Common Stock:


                            High         Low        High         Low
                                                  (adjust for 1:4 reverse

                                                  split on January 4, 2000)
       1997

   Third Quarter           $5.500       $4.125     $22.00       $16.50

   Fourth Quarter          $8.000       $4.813     $32.00       $19.50


       1998

   First Quarter           $9.625       $7.750     $38.50       $31.00

   Second Quarter          $9.563       $6.563     $38.25       $26.25

   Third Quarter           $7.000       $3.500     $28.00       $14.00

   Fourth Quarter          $3.625       $0.969     $14.50       $3.88


       1999

   First Quarter           $3.000       $1.063     $12.00       $4.25

   Second Quarter          $2.438       $0.781     $9.75        $3.12

   Third Quarter           $1.656       $0.516     $6.62        $2.06

   Fourth Quarter          $1.406       $0.313     $5.62        $1.25


       2000

   First Quarter              -           -        $6.03        $2.13
   (up to March 27, 2000)


The prices set forth above reflect inter dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


Item 6.         Management's Discussion and Analysis or Plan of Operation

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-year period ended December 31, 1999. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

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

Results of Operations

The Company was formed in February 1997 and has a wholly owned subsidiary, ABK which owns and operates one karate studio in 1999. ABK wholly owns AC Media, a media production company, which owns AC Marketing, a licensing and marketing company.

Revenues.

During the year ended December 31, 1999, the Company's total revenue decreased to $665,632, a decrease of $71,069 or 9.6% as compared to total revenue for the year ended December 31, 1998 of $736,701.

The Company's revenues from the operation of its karate studio for the year ended December 31, 1999 was $73,180, a decrease of 77.5% from revenues of $324,730 for the year ended December 31, 1998. The decrease is attributable to the planned closure of the one remaining karate studio. The Company closed the remaining studio when the lease for that location expired on January 31, 2000.

For the year ended December 31, 1999 the Company recognized $517,995 in film income, an increase of $174,118 or 50.6% from film income of $343,877 for the year ended December 31, 1998. Film income was derived from the delivery of the nine episodes of the television show "Adventures with Kanga Roddy" to KTEH pursuant to its Distribution Agreement with KTEH, and also from licensees of the intellectual property of the Kanga Roddy series. See "Business."

Revenues from sale of accessories was $10,515 for the year ended December 31, 1999 as compared to $37,956 for the year ended December 31, 1998. The decrease was due to the planned closure of the remaining karate school.

The Company's interest income of $63,942 was earned from investment activities.

Costs and Expenses.

The Company recognized $450,100 in amortization of film cost, which was capitalized production costs for the television show "Adventures With Kanga Roddy", for the year ended December 31, 1999 as compared to $177,732 for 1998.

The Company's expenses for salaries and payroll taxes were $465,532 for 1999, a decrease of $381,615 or 45.0% from $847,147 in 1998. Total selling, general and administrative expenses was $3,712,595 for 1999, an increase of $2,787,855 or 301.5% from $924,740 in 1998. This increase was primarily due to marketing and promotion expenses related to the Company and its television show.

Interest expense was $208,069 for 1999, a increase of $131,662 or 172.2% from $76,447 in 1998. Interest expense for 1999 was primarily attributed to interest bearing convertible debentures the Company sold within the year. The Beneficial Conversion Feature of Debentures is a non-cash charge of $1,233,684 related to the beneficial conversion feature of the convertible debentures issued within 1999. The debentures are convertible to common stock of the Company with the shares to be issued upon conversion based on either 75% or 77.5% of the fair value of the stock at the time of conversion. Since the debt can be converted at any time, the value of the discount as of the issuance date has been recorded as an expense with a corresponding increase to additional paid in capital. Rent expense was $243,053 for 1999, a decrease of $64,954 or 21.1% from $308,007 in 1998.

As a result of foregoing factors, the Company's net loss increased by $4,474,812 or 232.6% from ($1,923,516) for the year ended December 31, 1998 to ($6,398,328) for the year ended December 31, 1999. Net loss per share increased from ($0.48) in 1998 to ($0.67) in 1999, while weighted average number of shares outstanding increased from 4,033,619 shares in 1998 to 9,542,487 shares in 1999.

Liquidity and Capital Resources

Stockholders' equity increased to $7,688,425 at the end of 1999, representing a 96.9% increase from 1998. Cash increased for the twelve months ended December 31, 1999 by $29,751. Cash utilized for operations for the twelve months ended December 31, 1999 was ($1,635,429). Cash used for investing activities for the twelve months ended December 31, 1999 was ($3,122,723) and was primarily attributable to the cost of producing nine episodes of the Kanga Roddy Series. Cash from financing activities for the twelve months ended December 31, 1999 was an increase of $4,787,903 which resulted primarily from sales of convertible debentures.

The Company has historically financed its operating and capital outlays primarily through sales of common stock, loans from stockholders and other third parties and bank financing.

Notes payable as of December 31, 1999 was $450,183 as compared to $831,266 at December 31, 1998. The decrease in notes payable was attributable to outstanding unconverted convertible debentures at the end of 1999. Loans payable to related parties as of December 31, 1999 was $84,100 as compared to $137,037 as of December 31, 1998. In addition, deferred revenues decreased by $61,100 from $78,020 at December 31, 1998 to $16,920 at December 31, 1999. Deferred revenues are primarily pre-paid tuition for the karate studios which cannot be immediately recognized and the decrease is the result of the conversion of such deferred revenues into recognized revenues from elimination of deferred revenues on studios sold and the refund of pre-paid tuition for students who terminate their karate instruction prior to completing their subscribed program.

The Company maintains a credit line with Wells Fargo Bank pursuant to which the Company has borrowed approximately $38,000 as of December 31, 1999 and repayment of this amount is made at the monthly rate of 2% of the outstanding balance of the borrowing. Other than such loan, the Company does not presently maintain any other borrowing facility or have any indebtedness to financial institutions.


On January 19, 1999, the Company sold $950,000 in convertible debentures. On May 27, 1999 the Company sold $1,145,000 in convertible debentures which the Company subsequently redeemed and replaced by another convertible debenture transaction on June 18, 1999, in the amount of $1,750,000. On September 24, 1999, the Company sold another $1,000,000 in convertible debentures.

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

Subsequent to the end of the year 1999, in January 2000, the Company sold $1,250,000 of convertible debentures to finance its cash needs. The Company intends to secure an equity line of credit of up to $5,000,000 within the second quarter of year 2000.


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


 Date:  March 30, 2000
                                AMERICAN CHAMPION ENTERTAINMENT, INC.

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


        Signature                      Title                      Date
-----------------------    --------------------------------  ---------------
/s/ ANTHONY K. CHAN        President, Chief Executive        March 30, 2000
-----------------------    Officer, and Director
    Anthony K. Chan        (Principal Executive Officer)



/s/ GEORGE CHUNG           Chairman of the Board and         March 30, 2000
-----------------------    Director
    George Chung


/s/ MAE LYN WOO            Vice President, Chief Operation   March 30, 2000
-----------------------    Officer and Chief Financial Officer
    Mae Lyn Woo            (Principal Financial Officer)



/s/ JAN D. HUTCHINS        Director                          March 30, 2000
-----------------------
    Jan D. Hutchins


/s/ WILLIAM T. DUFFY       Director                          March 30, 2000
-----------------------
    Willian T. Duffy


/s/ ALAN ELKES             Director                          March 30, 2000
-----------------------
    Alan Elkes


/s/ E. DAVID GABLE         Director                          March 30, 2000
-----------------------
    E. David Gable


/s/ RONALD M. LOTT         Director                          March 30, 2000
-----------------------
    Ronald M. Lott


/s/ JOY M. TASHJIAN        Director                          March 30, 2000
-----------------------
    Joy M. Tashjian



                   AMERICAN CHAMPION ENTERTAINMENT, INC.
                                 AND
                             SUBSIDIARIES

                       INDEPENDENT AUDITOR'S REPORT
                                  AND
                     CONSOLIDATED FINANCIAL STATEMENTS

                            DECEMBER 31, 1999



INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
American Champion Entertainment, Inc.
and Subsidiaries


We have audited the accompanying consolidated balance sheet of American Champion Entertainment, Inc., and Subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the financial statements, the Company had limited cash reserves at December 31, 1999 and based on management's current cash flow estimates, will not have sufficient cash to meet obligations over the next twelve months without additional sources of capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in this regard is discussed in Note 20. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss Adams LLP
San Francisco, California
January 27, 2000


                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET


                                                            December 31,
                                                    -------------------------
                                                       1999          1998
                                                    -----------   -----------
                     Assets
  Cash.......................................     $     32,514   $     2,763
  Account receivable.........................          481,449        37,675
  Loans receivable, related parties..........          114,937       114,937
  Prepaid expenses...........................            7,460        56,267
  Property and equipment.....................          312,949       395,330
  Investments................................          203,110        --
  Film costs, net............................        7,553,133     5,381,329
  Note receivable............................          354,814        80,424
  Other Assets...............................          226,084        11,673
                                                    -----------   -----------
  Total assets...............................        9,286,450     6,080,398
                                                    ===========   ===========


                   Liabilities

  Accounts payable and accrued expenses......       $1,042,577    $1,122,307
  Note payable, related parties..............           84,100       137,037
  Other......................................            4,245         6,565
  Deferred revenues..........................           16,920        78,020
  Notes payable..............................          450,183       831,266
                                                    -----------   -----------
  Total liabilities..................                1,598,025     2,175,195
                                                    -----------   -----------




               Stockholders' Equity

  Preferred stock, $.0001 per share,
    6,000,000 shares authorized, none
    issued or outstanding....................           --            --
  Common stock, $0.0001 par value;
    40,000,000 shares authorized;
    paid-in capital..........................       17,594,865     7,413,315
  Accumulated deficit........................       (9,906,440)   (3,508,122)
                                                    -----------   -----------
  Total stockholders' equity.................        7,688,425     3,905,203
                                                    -----------   -----------
                                                    $9,286,450    $6,080,398
                                                    ===========   ===========

                           See accompanying notes.


                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                               Year Ended December 31,
                                            ---------------------------
                                                1999           1998
                                            ------------   ------------
REVENUE:
  Film income...........................    $   517,995    $   343,877
  Tuition and related fees..............         73,180        324,730
  Accessories...........................         10,515         37,956
  Interest income.......................         63,942         30,138
                                            ------------   ------------
  Total revenue.........................        665,632        736,701
                                            ------------   ------------
COSTS AND EXPENSES:
  Cost of sales.........................          8,174         26,152
  Amortization of film costs............        450,100        177,732
  Salaries and payroll taxes............        465,532        847,147
  Rent..................................        243,053        308,007
  Selling, general and administrative...      3,712,595        924,740
  Interest..............................        208,069         76,447
  Beneficial conversion feature of debenture  1,233,684        599,955
  Debenture conversion expense                  741,210         --
                                            ------------   ------------
  Total costs and expenses..............      7,062,417      2,960,180
                                            ------------   ------------
Loss from operations ...................    ($6,396,785)   ($2,223,479)
                                            ============   ============

Gain on sale of karate studio...........         --            307,429
                                            ------------   ------------
Loss before provision for income taxes..     (6,396,785)    (1,916,050)
Provision for income taxes..............          1,543          7,466
                                            ------------   ------------
Net Loss................................     (6,398,328)    (1,923,516)
                                            ============   ============

Weighted average number of shares
  outstanding...........................      9,542,487      4,033,619
                                            ============   ============

Basic loss per share....................    $     (0.67)   $     (0.48)
                                            ============   ============

                           See accompanying notes.



                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                              Common Stock
                                          ---------------------------------------                    Total
                                             Number       Number       Paid-in                    Stockholders
                                               of           of         Capital      Accumulated      Equity
                                             Shares      Warrants     (Deficit)       Deficit      (Deficit)
                                          ---------------------------------------  -------------  ------------
Balance, December 31, 1997.............     3,832,345    1,625,000    $5,678,919    ($1,584,596)   $4,094,323

  Common stock warrants issued in
    connection with debentures.........        --          254,501      $124,501           --        $124,501
  Conversion of debentures
    to common stock....................     1,421,901       --           993,040           --         993,040
  Exercise warrants to purchase
    common stock warrants..............        --           --            16,900           --          16,900
  Beneficial conversion feature
    of debentures......................        --           --           599,955           --         599,955
  Net loss.............................        --           --              --       (1,923,516)   (1,923,516)
                                          --------------------------------------------------------------------

Balance, December 31, 1998.............     5,254,246    1,879,501    $7,413,315    ($3,508,112)   $3,905,203

  Common stock warrants issued in
    connection with debentures.........       150,000      652,985       349,680           --         349,680
  Conversion of debentures
    to common stock....................    10,230,455                  3,731,110           --       3,731,110
  Exercise warrants to purchase
    common stock ......................     1,385,000   (1,385,000)    1,092,139           --       1,092,139
  Exercise options to purchase
    common stock ......................       886,000       --           365,625           --         365,625
  Common Stock issued for services.....     1,575,440       --         1,216,703           --       1,216,703
  Warrants issued for Services.........        --        2,374,167     1,329,593           --       1,329,593
  Options to purchase common
    stock issued for services..........        --           --           393,520           --         393,520
  Common Stock and Warrants issued
    for Redemption of Debentures.......       267,930      175,000       469,496           --         469,496
  Beneficial conversion feature
    of Debentures......................        --           --         1,233,684           --       1,233,684

  Net loss                                     --           --            --         (6,398,328)   (6,398,328)
                                          ------------  -----------  ------------  -------------  ------------
Balance, December 31, 1999.............   $19,749,071   $3,696,653   $17,594,865    ($9,906,440)   $7,688,425
                                          ============  ===========  ============  =============  ============

                           See accompanying notes.



                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      Year Ended December 31,
                                                   ----------------------------
                                                       1999           1998
                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................    ($6,398,328)   ($1,923,516)
Adjustments to reconcile net loss to
  net cash used for operating activities:
    Non-cash charge for beneficial conversion
      feature of debentures.....................      1,233,684        599,955
    Gain on sale of karate studio...............           --         (307,429)
    Depreciation and amortization...............        540,724        253,405
    Rent concession amortization................           --           (4,216)
    Redemption of debenture.....................        638,202            --
    Amortization of original issue discount
      on long term debt.........................         52,530         15,560
    Conversion of debenture interest to
      common stock .............................         88,828          9,452
    Securities issued for services..............      2,939,816            --
    Bad debts...................................         15,075            --
(Increase) Decrease in:
  Accounts receivable...........................       (443,774)       183,142
  Prepaid expenses and other....................       (165,604)        30,986
Increase (Decrease) in:
  Accounts payable and accrued expenses.........        (75,482)       918,746
  Deferred revenues.............................        (61,100)      (190,041)
                                                   -------------  -------------
     Net cash used for operating activities.....     (1,635,429)      (413,956)
                                                   -------------  -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..............         (8,243)      (237,402)
Payments for film costs.........................     (2,621,904)    (3,113,644)
Deposit related to acquistion...................       (203,110)           --
Advances to stockholders........................           --             (164)
Increase in notes receivable....................       (300,000)           --
Payments received on notes receivable...........         10,534          6,150
                                                   -------------  -------------
     Net cash used for investing activities.....     (3,122,723)    (3,345,060)
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options..        365,625            --
Proceeds from exercise of warrants..............      1,092,139         16,900
Proceeds on loans from related parties .........        120,400        137,000
Payments on loans from related parties..........       (173,337)       (37,218)
Proceeds on notes payable.......................      5,114,089      2,010,963
Payments on notes payable.......................     (1,724,448)      (151,366)
Principal payments on capital leases............         (6,565)       (10,157)
                                                   -------------  -------------
     Net cash provided by financing activities..      4,787,903      1,966,122
                                                   -------------  -------------

NET (DECREASE) INCREASE IN CASH.................         29,751     (1,792,894)

CASH, beginning of year.........................          2,763      1,795,657
                                                   -------------  -------------
CASH, end of year...............................        $32,514         $2,763
                                                   =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest....................................        $66,711        $60,887
                                                   =============  =============
    State income taxes..........................         $1,543          $7,466
                                                   =============  =============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Long-term debt converted to equity............     $3,731,110       $993,040
  Beneficial conversion feature of debentures...      1,233,684        559,955
  Common stock warrants issued with debt........        349,680        124,501
  Common stock and warrants issued
     related to services........................      2,939,816           --
  Common stock and warrants issued
     related to redemption of debentures........        469,496           --


                           See accompanying notes.


CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999


Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Consolidation - The consolidated financial statements include the accounts of American Champion Entertainment, Inc. (the "Company") and its wholly owned subsidiary, America's Best Karate ("ABK"), which owns 100% of American Champion Media, Inc. ("AC Media"). During 1999 the Company organized American Champion Marketing ("AC Marketing"), which is a wholly owned subsidiary of ACM. There was no activity in AC Marketing during 1999. All significant intercompany accounts and transactions have been eliminated in consolidation.

AC Media focuses on operating and managing all media-related programs for the Company. These programs consist of production of educational television programs for children, which emphasize martial arts values and fun. The Company also produces fitness information video tapes, books and audio tapes. ABK focuses solely on operating and managing the Company's karate studios, which are located in the San Francisco Bay Area. During 1999 the Company closed its last karate studio.

Revenue Recognition - AC Media - Revenue from films is recognized on delivery of each master. Film costs are amortized using the individual-film-forecast-computation method, which amortizes costs in the ratio that current gross revenues bear to anticipated total gross revenues from all sources. The management of AC Media periodically reviews its estimates of future revenues for each master and if necessary a revision is made to amortization rates and a write down to net realizable value may occur.

ABK - The Company has collected advance fees from student enrolled in its karate studios. The Company may be required to refund these fees to students. Fee payments subject to refund are included in the financial statements as deferred revenue, which will be recognized as revenue in the future years if there is no cancellation by the student. See Note 18 related to sales of studios.

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

Reclassifications - Certain reclassifications have been made to the 1998 amounts to conform to the current presentation.


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


Note 3 - Property and Equipment

                                                    1999          1998
                                                 -----------   -----------
  Furniture and fixtures......................      $60,448       $53,705
  Equipment...................................       70,429        70,429
  Production equipment........................      404,387       402,887
                                                 -----------   -----------
                                                    535,264       527,021
  Less accumulated depreciation and
     amortization.............................      222,315       131,691
                                                 -----------   -----------
                                                   $312,949      $395,330
                                                 ===========   ===========

Depreciation expense was $90,624 and $75,673 for the years ended December 31, 1999 and 1998, respectively.

Note 4 - Film Costs

Film costs consist of the capitalized costs related to the production of videos and programs for television as follows:

                                                    1999          1998
                                                 -----------   -----------
Television program
  The Adventures with Kanga Roddy.............   $8,077,669    $5,455,764

Videos
  Montana Exercise Video......................      148,253       148,253
  Strong Mind Fit Body........................       18,042        18,042
                                                 -----------   -----------
                                                  8,243,964     5,622,059
  Less accumulated amortization...............      690,831       240,730
                                                 -----------   -----------
                                                  7,553,133     5,381,329
                                                 ===========   ===========


Production of the first seven episodes of The Adventures with Kanga Roddy was completed during 1997. The Company completed 9 and 13 additional episodes during the years ended December 31, 1999 and 1998, respectively. Both exercise videos were completed in 1996, but only the Strong Mind Fit Body video has been released.


Note 5 - Notes Payable, Related Parties

The notes payable to related parties bear interest at 0% to 12% and are unsecured. Substantially all amounts due have been repaid subsequent to year-end.


Note 6 - Notes Payable

                                                   1999          1998
Debentures, interest at 7% due
quarterly, unsecured and due
September 30, 2002, net of original
issue discount of $23,741.
Convertible to common stock at 75%
of the market price of the common stock
on the date of conversion or 117.5% of the
market price of the stock at the date
of issue.                                      $226,259     $    --

Debentures, interest at 7% due
quarterly, unsecured and due July 1,
2000, net of original issue discount
of $86,662. Convertible to common
stock at 75% of the market price of the
common stock on the date of conversion or
117.5% of the market price of the
stock at the date of issue.                       --        $ 536,896

Notes payable to individuals, interest
at 0% to 12%, unsecured and due at
various dates through 2000.                     170,000       230,000

Drawings from a $40,000 bank business
credit card line with interest at
the banks prime rate plus 6.5%.                  36,253        40,000

Other                                            17,671        24,370
                                              ----------    ----------
                                             $  450,183    $  831,266
                                              ==========    ==========


The debentures are due in 2002. However, these debentures, together with accrued interest, were converted to 561,244 shares of common stock (140,311 shares split adjusted) subsequent to year-end. The remaining notes payable are substantially all due in 2000.





Note 7 - Income Taxes

Reconciliation of the Federal statutory tax rate of 34% and state tax rate of 8.8% to the recorded amounts are as follows:


                                                     1999          1998
                                                 ------------   -----------
  Federal tax benefit at statutory rates......   ($2,150,000)    ($450,000)
  State tax benefit at statutory rates........      (550,000)     (117,000)
  Non-deductible securities issued for services
     and beneficial conversion feature
     of debentures............................     1,301,543         7,466
  Increase in valuation allowance.............     1,400,000       567,000
                                                 ------------   -----------
                                                      $1,543        $7,466
                                                 ============   ===========

The Company has net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $6,300,000, the benefit of which expire in 2011 through 2014 for federal purposes and through 2004 for state purposes. The NOLs created by the Company's subsidiaries prior to their reorganization and the NOLs created as a consolidated group subsequent to the reorganization described in Note 1, may have limitations related to the amount of usage by each subsidiary or the consolidated group as described in the Internal Revenue Code. In addition, because of changes in ownership of the Company, the utilization of NOLs in any one year will be limited by Section 382 of the Internal Revenue Code.

Significant components of the Company's deferred tax assets and liabilities are as follows:



                                                     1999          1998
                                                 ------------   -----------
DEFERRED TAX ASSETS
  NOL carryford...............................    $2,600,000    $1,175,000
  Deferred revenue............................         5,000        25,000
  Valuation allowance.........................    (2,575,000)   (1,175,000)
                                                 ------------   -----------
                                                      30,000        25,000
                                                 ============   ===========




DEFERRED TAX LIABILITIES
  Depreciation................................        30,000        25,000
                                                 ------------   -----------
                                                      30,000        25,000
                                                 ------------   -----------
                                                    $  --          $  --
                                                 ============   ===========




Generally accepted accounting principles require the Company to record a valuation allowance when it is "more likely than not that some portion of the deferred tax asset will not be realized." Management believes that some of the excess NOL carryforwards over temporary differences may be utilized in future periods. However, due to the uncertainty of future taxable income, a valuation allowance for the net amount of the deferred tax assets and liabilities has been recorded at December 31, 1999 and 1998.


Note 8 - Lease Commitments

The Company leases facilities under operating leases that expire at various dates through June 2000. Future minimum lease payments under operating leases due in 2000 are approximately $80,000.


Note 9 - Commitments and Contingencies

In September 1996, the Company entered into an agreement with the director of The Adventures With Kanga Roddy television program, whereby the director would receive 2% in the distribution of net profits from the TV broadcasting, syndication, and video sales of the first 13 episodes of that program.

The Company has entered into a distribution agreement with KTEH, the public broadcasting system ("PBS") station serving the San Jose, California area, for the exclusive right to distribute the "The Adventures with Kanga Roddy" series throughout the United States for a two-year period. Under the terms of the Distribution Agreement, the Company will receive $430,000, which is based on delivery of 13 episodes to KTEH. This amount was recognized in revenue in prior years. In addition, the Company is entitled to 85% of any distribution fees collected by KTEH in excess of $505,000. Under the Distribution Agreement, the Company has also committed to sharing with KTEH
(i) 8% of all revenues from the sale and licensing of products such as video tapes, books and music tapes and (ii) 5% of gross profits of the Company from the sale and licensing of toys and clothing. The Company has also granted KTEH a right of first refusal with respect to rights to the Kanga Roddy Series not granted to KTEH in the Distribution Agreement.

In April 1998, KTEH agreed to purchase an additional 26 episodes and 2 one-hour specials for approximately $900,000. The Company recognized revenue of $433,000 during 1999 under this agreement.

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


Note 10 - Related Party Transactions

In November 1996, the Company agreed to pay to two participants of the Montana Exercise Video the sum of $50,000 from the proceeds of the initial public offering and another $50,000, which is included in accounts payable at December 31, 1999, will be paid 30 days prior to the release date. These two participants are stockholders of the Company.

During 1999 and 1998, the Company paid $2,500 and $67,500, respectively, to two shareholders for story lines and scripts for the production of the television series "The Adventures with Kanga Roddy".


Note 11 - New Authoritative Pronouncements

There are no new authoritative pronouncements that are expected to have a material effect on the Company's financial statements.


Note 12 - Industry Segments

The Company is involved in the development of educational television programs and fitness videos and operated one karate studio at December 31, 1999, which are segmented into two categories for reporting purposes. Television and videos reflect the activities related to the development and production of educational television programs and fitness videos. Tuition and related fees includes activities related to operations of karate studios.

The relative contributions to net sales, income from operations and identifiable assets of the Company's two industry segments for the years ended December 31, 1998 and 1997 are as follows:


                                                    1999          1998
                                                 -----------   -----------
Net sales (1):
  Tuition and related fees....................     $83,695       $362,686
  Video and television........................      517,995       343,877
  Corporate...................................       63,942        30,138
                                                 -----------   -----------
  Net sales...................................     $665,632      $736,701
                                                 ===========   ===========




Depreciation and amortization:
  Tuition and related fees....................       $1,552        $8,616
  Video and television........................      539,172       244,789
                                                 -----------   -----------
  Depreciation and amortization...............     $540,724      $253,405
                                                 ===========   ===========

Capital expenditures:
  Tuition and related fees....................       --            $2,778
  Video and television........................        8,243     3,348,268
                                                 -----------   -----------
  Capital expenditures .......................       $8,243    $3,351,046
                                                 ===========   ===========

Income (loss):
  Tuition and related fees....................    ($181,705)    ($598,226)
  Video and television........................   (1,367,878)     ( 77,378)
  Corporate...................................   (4,848,745)   (1,247,912)
                                                 -----------   -----------
  Net loss....................................  ($6,398,328)  ($1,923,516)
                                                 ===========   ===========

Identifiable assets (2):
  Tuition and related fees....................     $202,404      $218,048
  Video and television........................    8,329,256     5,800,159
                                                 -----------   -----------
  Totals......................................    8,531,660     6,018,207
  Add: Corporate...............................     754,790        62,191
                                                 -----------   -----------
  Assets......................................   $9,286,450    $6,080,398
                                                 ===========   ===========

[1] There were no sales between industry segments.
[2] Corporate and other assets are principally notes receiveable, deposits and consulting fees.


Note 13 - Employment Agreements

During 1997, the Company entered into employment agreements with each of Mr. Chung, Mr. Chan, Mr. Berryessa, and Mr. Hutchins. Each agreement has a term of five years except Mr. Hutchins, which is two years. Pursuant to the agreements, the Company will pay to these individuals a base salary of $150,000, $150,000, $105,000 and $75,000 per year, respectively. Each agreement also provides for the following bonuses: (i) options to purchase 87,500, 87,500, 25,000 and 20,000 shares of Common Stock of the Company, respectively, exercisable at 120% of the public Offering price of the Common Stock of the Company upon consummation of the Offering ($6 per share) and (ii) $200,000, $200,000, $100,000 and $100,000, respectively, if all of the Warrants issued to the public in the Offering are exercised by the holders thereof within the five-year (two-year for Mr. Hutchins) exercise period of such Warrants. Additional options to purchase 20,000, 20,000, 15,000 and 10,000 shares of the Company's Common Stock will be granted at the end of each twelve-month period beginning July 1, 1998 at $6.5625 per share. The executives are also entitled to certain fringe benefits. If any of these individuals is terminated other than for cause, death or disability, the Company is obligated to pay such executive an amount equal to his base salary then in effect for the remaining term of the agreement.

Note 14 - Stock Plans

The Stock Plan was adopted by the Board of Directors and stockholders of the Company during 1997. During 1999, the shares available under the plan were increased from 800,000 to 7,800,000. The Plan provides for the grant of stock options, stock appreciation rights ("SARs") and other stock awards to employees of the Company or any consultant or advisor engaged by the Company who renders bona fide services to the Company; provided, that such services are not in connection with the offer or sale of securities in a capital raising transaction. The Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). Stock options may be granted by the Committee on such terms, including vesting and payment forms, as it deems appropriate in its discretion; provided, that no option may be exercised later than ten years after its grant, and the purchase price for incentive stock options and non-qualified stock options shall not be less than 100% and 85% of the fair market value of the Common Stock at the time of grant, respectively.

Unless terminated by the Board of Directors, the Plan continues until December 2007 The Plan provides for the automatic grant to each of the Company's non-employee directors of (i) an option to purchase 5,000 shares of Common Stock on the date of such director's initial election or appointment to the Board of Directors (the "Initial Grant") and (ii) an option to purchase 2,000 shares of Common Stock on each anniversary thereof on which the director remains on the Board of Directors (the "Annual Grant"). The options will have an exercise price of 100% of the fair market value of the Common Stock on the date of grant and have a 10-year term.


Note 15 - Common Stock

During the year ended December 31, 1997, the Company sold 1,300,000 shares of its common stock at $5 per share and 1,495,000 warrants to purchase the Company's common stock at $.10 per warrant, in a public offering. In addition, 130,000 warrants were issued to the underwriters for nominal consideration. During 1999, the Company issued 1,575,440 shares of common stock in consideration for services provided to the Company and 150,000 shares of common stock in connection with debentures. During 1999, the Company also issued 267,930 shares of common stock to redeem debentures.

During 1998, the Company issued 130,000 warrants upon exercise of underwriter's warrants to purchase warrants to purchase the Company's common stock. The Company received proceeds of $16,900 related to these warrants. The Company also issued 652,985 and 124,501 warrants in connection with the debentures issued during 1999 and 1998, respectively. The Company received no proceeds related to these warrants. The value of these warrants has been accounted for as original issue discount (OID). The OID is being amortized against the related debt. The Company has also issued 2,374,167 warrants during 1999 as consideration for services provided to the Company. These warrants were valued at $1,329,593 using the Black-Scholes option pricing model. At December 31, 1999, included in other assets is $215,000 related to unamortized costs of consulting agreements that expire in 2000. During 1999, the Company also issued 175,000 warrants to redeem debentures.


Note 16 - Stock Options

The Company applies the intrinsic value based method prescribed by Accounting Principals Board Opinion No. 25 "Accounting for Stock Issued to Employees," in accounting for employee stock options and non-employee directors. Accordingly, compensation expense is recognized only when options are granted with a discounted exercise price. Any such compensation expense is recognized ratably over the associated service period, which is generally the vesting term.

Stock options granted to non-employees for services provided to the Company are accounted for under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." The Company accounted for 1,109,834 and -0- options under this method with a value of $393,050 and -0- during 1999 and 1998, respectively.

Pro forma net earnings and earnings per share information, as required by SFAS 123, has been determined as if the Company had accounted for employee stock options under SFAS 123's fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 1999 and 1998, respectively: risk free interest rate of 5.00% and 4.65%; dividend yield of 0%; expected option life of 7 years; and volatility of 140% and 78%.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the one-year average vesting period of the options. The Company's pro forma net loss for the year ended December 31, 1999 and 1998, respectively, was $(8,000,000) and $(2,480,000) and pro forma net loss per per share was $(0.84) and $(0.61).


                                            Shares of Common Stock
                                    -----------------------------------
                                     Available
                                        for
                                    Exercise of   Options
                                     Options/      Under
                                       Award       Plan      Warrants
                                    ----------- ----------- -----------
Balance, December 31, 1997......         7,000     393,000   1,625,000
  Authorized....................       400,000        --          --
  Granted.......................       407,000     407,000     254,501
                                    ----------- ----------- -----------

Balance, December 31, 1998......          --       800,000   1,879,501
  Authorized....................     7,000,000        --          --
  Granted.......................    (4,898,334)  4,898,334   3,202,152
  Exercised.....................          --      (967,667) (1,385,000)
                                    ----------- ----------- -----------
Balance, December 31, 1999......     2,901,666   4,730,667   3,696,653
                                    =========== =========== ===========



                                                        Options and Warrants
                Options and Warrants Outstanding            Exercisable
               ------------------------------------  ------------------------
                             Weighted
                              Average    Weighted                  Weighted
                             Remaining    Average                   Average
                  Number    Contractual  Exercise       Number     Exercise
               Outstanding     Life        Price     Exercisable     Price
               ------------ ----------- -----------  ------------ -----------

1998
Options....        800,000         8.2        4.07       389,000        5.59
Warrants...      1,879,501         3.6        6.57     1,879,501        6.57

1999
Options....      4,730,667         8.5        1.45     2,938,417        1.76
Warrants...      3,696,653         2.6        4.15     3,596,653        4.24



Note 17 - Year 2000

Because of the unprecedented nature of the Year 2000 Issue, its effects, if any, may not be identified until a future date. Management cannot assure that the Company has identified all Year 2000 Issues, that the Company's remediation efforts has been successful in whole or in part, or that parties with whom the Company does business will not be significantly impacted by Year 2000 Issues.


Note 18 - Sale of Karate Studios

During the year ended December 31, 1998, the Company sold four karate studios to the locations' general managers. The Company received notes receivable totaling $86,500 due in monthly payments of $333 to $1,000 including interest imputed at 10%. The Company has guaranteed payments of a studio lease, which are $4,673 per month through March 2000. The Company retained all advance payments of enrollment fees, which were approximately $310,000 as of the closing dates; however, the Company is liable for any future refunds to students enrolled prior to the closing dates. The Company reduced the liability for advance payments of enrollment fees related to these studios to $16,000, which is included in deferred revenue. Management will evaluate this liability quarterly in light of cancellations to date and expected future cancellations.


Note 19 -Subsequent Events

Common Stock Reverse Split - Subsequent to year-end, the Company, with the consent of the stockholders, effected a 1 for 4 reverse split of its common stock. All holders of the Company stock received one share of stock for every four shares held on the effective date of the reverse split.


Financing - Subsequent to year-end the Company issued convertible debentures totaling $1,250,000. The interest rate on the Debentures is 7% per annum, payable in cash or in shares of the Company's Common Stock. The Debentures mature December 31, 2002 and may be converted to shares of Common Stock. The Company also issued 500,000 warrants (pre-reverse split) in connection with these debentures. The Company received no proceeds from these warrants. The warrants are convertible to shares of the Company's common stock at $0.77148 per share and expire January 31, 2003. Holders of these debentures converted principal of $475,000 and interest of $5,892 to 779,164 shares of the Company's common stock subsequent to year-end.

Acquisition - Subsequent to year-end the Company entered into an agreement to acquire 80% of Great Wall International Sports Media Company. This Company is located in The Peoples Republic of China. This acquisition will require the approval of the stockholders of the Company. The Company will issue common stock in exchange for an 80% interest in the Company. Prior to year0end the Company issued 500,000 shares with a market value of $200,000 to Great Wall as a deposit. This amount has been included under investment in the accompanying balance sheet. If the Company is unable to compplete the acquisition, this amount will be charged to expense.

Stock Incentive Plan - Subsequent to year-end the Company adopted the 2000 Stock Incentive Plan. The plan provides for the issuance of 1,500,000 shares (6,000,000 shares per-reverse split) of common stock to be issued to key employees, non-employee directors and consultants. Subsequent to year-end the Company granted 633,000 shares (2,532,000 shares pre-reverse split) of common stock to certain employees and Board of Directors members. The stock grant will be accounted for as compensation to the employees and directors and will be charged against fiscal 2000 operations.

Note 20 -Going Concern

The Company plans to produce additional episodes of the television series "The Adventures of Kanga Roddy" as well as pursue other production, licensing and other business opportunities. Management's plans and the ongoing operations of the Company are expected to require working capital in excess of the proceeds from the debentures and warrants (Note 19), which were closed subsequent to year-end. In addition the Company has experienced continuing losses from operations. These factors cause substantial doubt about the ability of the Company to continue as a going concern. Management will be required to obtain additional capital to fund obligations incurred during the production of these episodes and other working capital requirements during the remainder of 2000.

Subsequent to the end of the year 1999, in January 2000, the Company sold $1,250,000 of convertible debentures to finance its cash needs. The Company intends to secure an equity line of credit of up to $5,000,000 within the second quarter of year 2000.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of operations. The continuation of the Company as a going concern is dependent upon the success of obtaining additional capital and, thereafter, on attaining profitability. There can be no assurance that management will be successful in the implementation of its plan. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern.


Note 21 - Fourth Quarter Adjustment

During the fourth quarter certain adjustment were made to account for non-cash transactions related to common stock warrants and common stock options issued for services provided to the Company. The effect of these adjustments on each of the quarters during 1999 are as follows:


                                        (Quartetly information unaudited)
                                       Q1             Q2             Q3
                                      ======================================
General and administrative expense

     As reported                  $  315,831     $  333,135     $  393,850

     Restated                     $  315,831     $1,385,781     $  806,615

Net loss

     As reported                  $ (578,394)   $(1,767,178)   $(1,061,930)

     Restated                     $ (578,394)   $(2,819,824)   $(1,474,695)




                       INDEX TO EXHIBITS

Exhibit No.                 Exhibit

 1.1(1)   Form of Underwriting Agreement
 3.1(1)   Amended and Restated Certificate of Incorporation dated April 24, 1997
 3.11(5)  Amended and Restated Certificate of Incorporation dated June 4, 1998
 3.2(1)   Bylaws
 4.1(1)   Specimen stock certificate
 4.2(1)   Warrant Agreement with form of Warrant
 4.3(1)   Form of Underwriters' Warrant
 4.41(4)  Securities Purchase Agreement dated July 2, 1998
 4.42(4)  Form of Debenture dated July 2, 1998
 4.43(4)  Joint Escrow Instructions
 4.44(4)  Registration Rights Agreement dated July 2, 1998
 4.45(4)  Form of Warrant dated July 2, 1998
 4.461(7) Securities Purchase Agreement dated January 19, 1999
 4.462(7) Form of Debenture dated January 19, 1999
 4.463(7) Joint Escrow Instructions dated January 19, 1999
 4.464(7) Registration Rights Agreement dated January 19, 1999
 4.465(7) Form of Warrant dated January 19, 1999
 4.471(9) Securities Purchase Agreement dated June 17, 1999
 4.472(9) Form of Debenture dated June 17, 1999
 4.473(9) Joint Escrow Instructions dated June 17, 1999
 4.474(9) Registration Rights Agreement dated June 17, 1999
 4.475(9) Form of Warrants dated June 17, 1999
 4.481(10) Securities Purchase Agreement dated September 24, 1999
 4.482(10) Form of Debenture dated September 24, 1999
 4.483(10) Joint Escrow Instructions dated September 24, 1999
 4.484(10) Registration Rights Agreement dated September 24, 1999
 4.485(10) Form of Warrants dated September 24, 1999
 5(1)     Opinion of Sheppard, Mullin, Richter & Hampton LLP
 10.1(1)  1997 Stock Plan
 10.2(1)  Form of Stock Option Agreement for 1997 Stock Plan
 10.3(1)  1997 Non-Employee Directors Stock Option Plan
 10.4(1)  Form of Non-Employee Directors Stock Option Agreement
 10.8(1)  Promissory Note dated December 15, 1994 made payable by Messrs.
          Chung and Chan and their wives in favor of Michael Triantos M.D.
          Inc. Money Purchase and Profit Sharing Pension Plans Trust
 10.9(1)  Employment Agreement between the Company and George Chung dated
          March 4, 1997, effective upon the closing date of the Offering 10.10(1) Employment Agreement between the Company and Anthony Chan dated
          March 4, 1997, effective upon the closing date of the Offering 10.11(1) Employment Agreement between the Company and Don Berryessa dated
          March 4, 1997, effective upon the closing date of the Offering 10.12(1) Employment Agreement between the Company, AC Media and Jan
          Hutchins dated March 4, 1997, effective upon the closing date of the Offering
 10.13(1) Convertible Loan Agreement dated as of May 5, 1995, between ABK and David Y. Lei
 10.15(1) Amended Deal Memo between ABK and Rick Fichter dated February
          23, 1997, with respect to payments related to the Kanga Roddy
          Series
 10.17(1) Form of Indemnification Agreement
 10.19(1) Letter dated October 29, 1996 from the Company to Tim Pettitt regarding certain payments to the Montanas
 10.20(1) Distribution Agreement dated June 18, 1996 by and between
          America's Best Karate and InteliQuest
 10.21(1) Distribution Agreement, dated May 6, 1997, by and between KTEH,
          San Jose Public Television and American Champion Media, Inc.
 10.22(1) Letter Agreement, dated June 1997, between AC Media, Inc. and
          Sega of America, Inc.
 10.23(1) Business Loan Agreement between America's Best Karate and Karen
          Shen
 10.24(1) Business Loan Agreement between America's Best Karate and Thomas
          J. Woo
 10.25(2) Licensing Agent Agreement, dated July 25, 1997, between American
          Champion Media, Inc. and Sega of America, Inc.
 10.26(3) Continuous Distribution Agreement dated April 20, 1998 between
          KTEH, San Jose and American Champion Media, Inc.
 10.27(3) Sponsorship Agreement dated April 29, 1998 between Sara Lee
          Corporation and American Champion Media, Inc.
 10.28(3) Engagement Agreement dated April 24, 1998 between JW Charles and American Champion Entertainment, Inc.
 10.29(5) Amendment to Employment Agreement with George Chung, dated July 1,
          1998
 10.30(5) Amendment to Employment Agreement with Anthony Chan, dated July 1,
          1998
 10.31(5) Amendment to Employment Agreement with Don Berryessa, dated July 1,
          1998
 10.32(5) Amendment to Employment Agreement with Jan Hutchins, dated July 1,
          1998
 10.33(5) Amendment to Employment Agreement with Mae Lyn Woo, dated July 1,
          1998
 10.34(5) Amendment to Employment Agreement with Kristen Simpson, dated July 1,
          1998
 10.35(6) International Distribution Agreement with Portfolio Entertainment dated August 19, 1998
 10.36(6) Video Distribution Agreement for the Kanga Roddy Series with Kreative
          Video Products dated August 19, 1998
 10.37(6) Video Distribution Agreement for the Montana Exercise Video with
          Kreative Video Products dated August 21, 1998
 10.38(8) Consultant Agreement between Olympia Partners, LLC, Dalton Kent
          Securities Group, Inc. and American Champion Entertainment, Inc. 10.39(8) Merchant Licensing Agreement between Timeless Toys and American
          Champion Media, Inc.
 10.40(8) Loan Agreement between Olympia Partners and American Champion
          Entertainment, Inc.
 10.41(8) SEGA Agreement termination letter.
 10.42(8) Consultant Agreement between American Champion Entertainment, Inc.
          and Trademark Management
 10.43(11) Termination of Kreative Video Products, Inc.
 10.44(11) Video Products distribution agreement between Fast Forward
           Marketing, Inc. and American Champion Entertainment. Inc.
 10.45(11) Consultant Agreement between Chris Scoggin, LTD. And American
           Champion Entertainment, Inc.
 10.46(12) Consulting Services Agreement between Consor, Inc., and American
           Champion Marketing Group, Inc.
 10.47(12) Licensing Agreement between Brighter Child Interactive, LLC and
           American Champion Media, Inc.
 10.48 Licensing Agreement between Prestige Toys and American Champion Marketing Group, Inc.
 10.49 Stock Exchange Agreement between Great Wall International Sports Media Company and American Champion Entertainment, Inc.
 21.1(1)  Subsidiaries of the Registrant
 23.1     Consent of Moss Adams, LLP
 27.1     Financial Data Schedule (shown on EDGAR format only)

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

(12) Filed as an exhibit with the registrant's Form 10-QSB filed with the SEC on November 17, 1999 and incorporated by reference herein.