Form 10QSB
period 2000-03-31
AMERICAN CHAMPION ENTERTAINMENT INC
filed 2000-05-15
CIK 1034840

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                               Form 1O-QSB

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarterly Period Ended March 31, 2000

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

       Yes .....                               No .....


APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.




         Class                          Outstanding at March 31, 2000

   -------------------------             --------------------------
 Common Stock, $.0001 par value                 6,368,647 shares

Transitional Small Business Disclosure Format (check one)  Yes....   No ..X..

                          Exhibit Index on Page

                     AMERICAN CHAMPION ENTERTAINMENT, INC.
                                Form 10-QSB
                               March 31, 2000

                             TABLE OF CONTENTS


PART I -        Financial Information

        Item 1. Financial Statements

                Consolidated Balance Sheet as of March 31, 2000

                Consolidated Statements of Operations for the three month periods ended March 31, 2000 and 1999

                Consolidated Statements of Cash Flows for the three month periods ended March 31, 2000 and 1999

                Notes to Consolidated Financial Statements

       Item 2.  Management's Discussion and analysis of
                Financial Condition and Results of Operations


PART II -       Other Information

        Item 1. Legal Proceedings

        Item 4. Submission of Matters to a Vote of Security Holders

        Item 6. Exhibits and Reports on Form 8-K


Signatures


Exhibit Index


Exhibits




PART I -              FINANCIAL INFORMATION

ITEM 1- Financial Statements - (unaudited)


                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                     Condensed Consolidated Balance Sheets

                                             March 31,      March 31,
                                               2000           1999
                                             ------------   ------------
           Assets                            (unaudited)

       Cash......................                472,970       ($9,748)
       Account receivable.......                 490,182       225,937
       Loans receivable, related parties..       114,937       114,937
       Prepaid expenses..........                 28,397        48,019
       Investments...............                203,110          -
       Property and equipment,...                293,861       379,981
       Film costs, net...........              7,556,803     6,119,222
       Note receivable...........                354,814        80,424
       Other assets..............                132,785        11,360
                                             ------------  ------------
       Total assets..............              9,647,859     6,970,131
                                             ============  ============


       Liabilities

       Accounts payable and accrued
         expenses................                591,008       954,775
       Note payable, related parties....            -          129,069
       Other.....................                  3,389          -
       Deferred revenues.........                 16,920        36,336
       Long-term debt............                597,396       356,543
                                             ------------  ------------
       Total liabilities.........              1,208,713     1,476,723


       Stockholders' Equity:

       Preferred stock.............                 -             -
       Common stock, paid in capital....      21,875,447     9,227,888
       Common stock warrants............               0       352,026
       Accumulated deficit..............     (13,436,301)   (4,086,506)
                                             ------------  ------------
       Total stockholders' equity ......       8,439,146     5,493,408


       Total liabilities and
            stockholders' equity........       9,647,859     6,970,131
                                             ============  ============

                      See accompanying notes.


                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                   Condensed Consolidated Statements of Operations
                                  (unaudited)

                                                  Three Months Ended
                                                       March 31,
                                         -----------------------------------
                                              2000                1999
                                         ---------------     ---------------
REVENUE:
  Tuition and related fees.........            $42,186              $61,351
  Accessories and video sales......                105                 -
  Film income......................              1,978              225,637
  Interest income..................              6,578                 -
                                         ---------------     ---------------
  Total revenue....................             50,847              286,990

COSTS AND EXPENSES:
  Cost of sales....................                775                 -
  Amortization of film costs.......               -                 138,252
  Salaries and payroll taxes.......            300,474               10,019
  Rent.............................             28,907               42,328
  Selling, general and
    administrative.................          2,945,840              315,831
  Debenture conversion expense.....             18,134                 -
  Interest.........................             21,614               42,716
  Beneficial conversion feature
    of debentures..................            264,964              316,198
                                          --------------     ---------------
  Total costs and expenses.........          3,580,708              865,344
                                          --------------     ---------------
Net Loss From Operations...........        ($3,529,861)           ($578,354)

Gain On Sale of Studio.............               -                    -

Net Loss Before Income Tax.........         (3,529,861)            (578,354)

Income Tax.........................               -                      40

Net Loss...........................         (3,529,861)            (578,394)

Accumulated Deficit................        (13,436,301)          (4,086,506)

Weighted average number of shares
  outstanding (Footnote 1).........          5,933,431            1,524,318
                                          ===============     ===============

Net loss per share (Footnote 1)....             ($0.59)              ($0.38)

(Footnote 1)     Adjusted for 1:4 reverse split of common stock on January 4, 2000.

                      See accompanying notes.


WCS51
                 Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                      -------------------------
                                                      2000         1999
                                                      ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................      ($3,529,861)   ($578,394)
Adjustments to reconcile net loss to
  net cash used for operating activities:
    Non-cash charge related to beneficial
      conversion feature of debentures..........          264,964      316,198
    Depreciation and amortization...............           30,057      168,132
    Conversion of debenture interest to common stock..     11,185         -
    Amortization of original issue discount
      on long-term debt.........................           18,134        5,432
    Securities issued for services..............        2,365,747      150,000
    Amortization of deferred consulting expenses           93,299         -
Decrease (Increase) in:
  Accounts receivable...........................           (8,733)    (188,262)
  Prepaid expenses and other....................          (20,937)       8,561
Increase (Decrease) in:
  Accounts payable and accrued expenses.........         (452,328)    (172,071)
  Deferred revenues.............................             -         (41,684)
                                                      ------------ ------------
     Net cash used for operating activities.....       (1,228,473)     332,090
                                                      ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..............           (3,606)      (7,133)
Payments for film costs.........................          (11,033)    (883,542)
                                                      ------------ ------------
     Net cash used for investing activities.....          (14,639)    (890,675)
                                                      ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options..          335,690         -
Proceeds from issuance of warrants..............             -         540,000
Proceeds (Payments) on loans from related parties..       (85,611)      (7,968)
Proceeds from exercise of warrants..............          459,750         -
Proceeds on notes payable.......................        1,250,000      914,096
Payments on notes payable.......................         (275,405)    (235,874)
Principal payments on capital leases............             (856)        -
                                                      ------------ ------------
     Net cash provided by financing activities..        1,683,568    1,210,254
                                                      ------------ ------------
NET INCREASE IN CASH............................          440,456      (12,511)
CASH, beginning of period.......................           32,514        2,763
                                                      ------------ ------------
CASH, end of period.............................         $472,970      ($9,748)
                                                      ============ ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest....................................             -         $42,718

    State income taxes..........................             -             $40

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
   Long-term debt converted to equity...........         $725,000   $1,103,818
   Beneficial conversion feature of debentures..         $264,964     $316,198
   Common stock and warrants issued related to
     services...................................       $2,007,482         -
   Common stock warrants issued with debt.......         $283,476      $61,125
   Stock Warrants issued to consultants.........         $358,265     $150,000

                      See accompanying notes.

NOTES TO FINANCIAL STATEMENTS
March 31, 2000

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


NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


Note 1 - Nature of Operations and Summary of Significant Accounting Policies (continued)

Basic Loss Per Share - Net loss per share is based on the weighted average outstanding shares issued. Because the Company has a net loss, the common stock equivalents would have an anti-dilutive effect on earnings per share. Accordingly, basic earnings per share and diluted earnings per share are the same.

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

Reclassifications - Certain reclassifications have been made to the 1999 amounts to conform to the current presentation.

Note 2 - Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for completed financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at March 31, 2000 and the results of its operations and its cash flows for the three months periods ended March 31, 2000 and 1999. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1999 included in the Company's Form 10-KSB as filed with the SEC on March 30, 2000.

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

Note 4 - Film Costs

Film costs consist of the capitalized costs related to the production of videos and programs for television as follows:

                                               March 31, 2000      1999
                                               --------------   -----------
Television program
  The Adventures with Kanga Roddy.............   $8,077,669     $8,077,669

Videos
  Montana Exercise Video......................      148,253        148,253
  Strong Mind Fit Body........................       18,042         18,042
                                                 -----------   -----------
                                                  8,243,964      8,243,964
  Less accumulated amortization...............      690,831        690,831
                                                 -----------   -----------
                                                  7,553,133      7,553,133
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


Note 8 -Beneficial Conversion Feature of Debentures

The Company accounts for the beneficial conversion feature of its 7% convertible debentures issued during the quarter in accordance with EITF D-60, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion." The application of EITF D-60 resulted in the recognition of a non-cash charge to interest expense of $264,964 for the quarter ended March 31, 2000 corresponding increase to additional paid in capital. These amounts are included in interest expense.


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


Results of Operations

        Revenues. For the three months ended March 31, 2000, the Company's total revenue decreased to $50,847, a decrease of $236,143 or 82.3% as compared to $286,990 for the comparable period in 1999. This decrease is due to the reduction in the Company's karate studio operation.

        Costs and Expenses. There was no amortization of film costs for the three months ended March 31, 2000, due to no revenue generated from the television show within this period. Such amortization, if any, is calculated based upon the proportion to the revenue generated by the television show in this period compared to total expected revenues from the television show.

        The Company's expenses for salaries and payroll taxes increased to $300,474, an increase of $290,455 for the three months ended March 31, 2000 from $10,019 for the comparable period in 1999. The increase was the combined result of all salaries and payroll taxes charged to expense instead of capitalizing to production and an increase in marketing personnel.

        Rent expense decreased to $28,907 for the three months ended March 31, 2000, a decrease of $13,421 or 31.7% from $42,328 for the comparable period in 1999. The decrease in rents is due to the closure of karate studios.

        Total selling, general and administrative expenses increased to $2,945,840, an increase of $2,630,009 for the three months ended March 31, 2000 from $315,831 for the comparable period in 1999. This increase is primarily due to common stock and warrants issued for services and warrants issued with debt.

        Interest expense decreased to $21,614, a decrease of $21,102 or 49.4% for the three months ended March 31, 2000 from $42,716 for the comparable period in 1999. The beneficial conversion feature of debenture expense for the quarter ended March 31, 2000 is a non-cash charge of $264,964 compared with $316,198 for the comparable period in 1999 related to the convertible debentures issued within the quarter. The debentures are convertible to common stock of the Company with the shares to be issued upon conversion based on 75% of the fair value of the stock at the time of conversion. Since the debt can be converted at any time, the value of the discount as of the issuance date has been charged to interest expense with a corresponding increase to additional paid in capital. The balance of the increase is attributable to the interest accrued on convertible debentures and certain private loans of the Company.

        As a result of the foregoing factors, the Company's net loss increased to $3,529,861 during the three months ended March 31, 2000 from $578,354 for the comparable period in 1999. Net loss per share increased to $0.59 for the three months ended March 31, 2000 from $0.38 for the comparable period in 1999. Weighted average number of shares outstanding increased to 5,933,431 for the three months ended March 31, 2000 from 1,524,318 for the comparable period in 1999 primarily due to the conversion of debentures into the Company's common stock. The outstanding number of shares and net loss per share figures are adjusted for the 1:4 reverse split of the company's common stock on January 4, 2000.

Liquidity And Capital Resources

        Cash increased for the three months ended March 31, 2000 by $440,456 of which $1,228,473 was net operating cash loss and $14,639 was used in the production of the Adventures With Kanga Roddy show, while financing activities resulted in an inflow of $1,683,568.

        Deferred consulting fees of $93,299 relate to common stock and warrants issued to consultants and are being amortized over the term of the consulting agreements which range from 12 to 24 months.

        As of March 31, 2000, total long-term debt was $597,396 and there is no loan payable to related parties. In addition, deferred revenues were $16,920 at March 31, 2000. Deferred revenues are pre-paid tuition for the karate studios and booked revenue from sponsorship activities which cannot be immediately recognized.

Recent Developments

        On April 22, 2000, the Company produced a professional boxing event in the People's Republic of China. The event was broadcast throughout China, and the television network of Showtime distributed the program in the United States and Poland via satellite.

        On May 9, 2000, the Company's wholly own subsidiary American Champion Marketing Group, Inc. signed a licensing agreement with Irwin Toy Limited for the licensing of the characters from the television series "ReBoot". This program is owned by Mainframe Entertainment, Inc. who has signed a Licensing Agent Agreement with the Company for the marketing of several of its programs including "ReBoot".


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        There is no on-going legal proceedings during the three months ended March 31, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

         There is no submission of matters to a vote of security holders during the three months ended March 31, 2000.

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

                                AMERICAN CHAMPION ENTERTAINMENT, INC.
                                (Registrant)

Dated:  March 15, 2000          By:      /s/ Anthony K. Chan
                                  ------------------------------
                                  Anthony K. Chan, Chief Executive Officer

                                By:     /s/ Mae Lyn Woo
                                  ------------------------------
                                  Mae Lyn Woo, Vice President,
                                  Chief Financial Officer &
                                  Chief Operations Officer




                       INDEX TO EXHIBITS

Exhibit No.                 Exhibit

 1.1(1)   Form of Underwriting Agreement
 3.1(1)   Amended and Restated Certificate of Incorporation dated April 24, 1997
 3.11(5)  Amended and Restated Certificate of Incorporation dated June 4, 1998
 3.2(1)   Bylaws
 4.1(1)   Specimen stock certificate
 4.2(1)   Warrant Agreement with form of Warrant
 4.3(1)   Form of Underwriters' Warrant
 4.41(4)  Securities Purchase Agreement dated July 2, 1998
 4.42(4)  Form of Debenture dated July 2, 1998
 4.43(4)  Joint Escrow Instructions
 4.44(4)  Registration Rights Agreement dated July 2, 1998
 4.45(4)  Form of Warrant dated July 2, 1998
 4.461(7) Securities Purchase Agreement dated January 19, 1999
 4.462(7) Form of Debenture dated January 19, 1999
 4.463(7) Joint Escrow Instructions dated January 19, 1999
 4.464(7) Registration Rights Agreement dated January 19, 1999
 4.465(7) Form of Warrant dated January 19, 1999
 4.471(9) Securities Purchase Agreement dated June 17, 1999
 4.472(9) Form of Debenture dated June 17, 1999
 4.473(9) Joint Escrow Instructions dated June 17, 1999
 4.474(9) Registration Rights Agreement dated June 17, 1999
 4.475(9) Form of Warrants dated June 17, 1999
 4.481(10) Securities Purchase Agreement dated September 24, 1999
 4.482(10) Form of Debenture dated September 24, 1999
 4.483(10) Joint Escrow Instructions dated September 24, 1999
 4.484(10) Registration Rights Agreement dated September 24, 1999
 4.485(10) Form of Warrants dated September 24, 1999
 5(1)     Opinion of Sheppard, Mullin, Richter & Hampton LLP
 10.1(1)  1997 Stock Plan
 10.2(1)  Form of Stock Option Agreement for 1997 Stock Plan
 10.3(1)  1997 Non-Employee Directors Stock Option Plan
 10.4(1)  Form of Non-Employee Directors Stock Option Agreement
 10.8(1)  Promissory Note dated December 15, 1994 made payable by Messrs.
          Chung and Chan and their wives in favor of Michael Triantos M.D.
          Inc. Money Purchase and Profit Sharing Pension Plans Trust
 10.9(1)  Employment Agreement between the Company and George Chung dated
          March 4, 1997, effective upon the closing date of the Offering 10.10(1) Employment Agreement between the Company and Anthony Chan dated
          March 4, 1997, effective upon the closing date of the Offering 10.11(1) Employment Agreement between the Company and Don Berryessa dated
          March 4, 1997, effective upon the closing date of the Offering 10.12(1) Employment Agreement between the Company, AC Media and Jan
          Hutchins dated March 4, 1997, effective upon the closing date of the Offering
 10.13(1) Convertible Loan Agreement dated as of May 5, 1995, between ABK and David Y. Lei
 10.15(1) Amended Deal Memo between ABK and Rick Fichter dated February
          23, 1997, with respect to payments related to the Kanga Roddy
          Series
 10.17(1) Form of Indemnification Agreement
 10.19(1) Letter dated October 29, 1996 from the Company to Tim Pettitt regarding certain payments to the Montanas
 10.20(1) Distribution Agreement dated June 18, 1996 by and between
          America's Best Karate and InteliQuest
 10.21(1) Distribution Agreement, dated May 6, 1997, by and between KTEH,
          San Jose Public Television and American Champion Media, Inc.
 10.22(1) Letter Agreement, dated June 1997, between AC Media, Inc. and
          Sega of America, Inc.
 10.23(1) Business Loan Agreement between America's Best Karate and Karen
          Shen
 10.24(1) Business Loan Agreement between America's Best Karate and Thomas
          J. Woo
 10.25(2) Licensing Agent Agreement, dated July 25, 1997, between American
          Champion Media, Inc. and Sega of America, Inc.
 10.26(3) Continuous Distribution Agreement dated April 20, 1998 between
          KTEH, San Jose and American Champion Media, Inc.
 10.27(3) Sponsorship Agreement dated April 29, 1998 between Sara Lee
          Corporation and American Champion Media, Inc.
 10.28(3) Engagement Agreement dated April 24, 1998 between JW Charles and American Champion Entertainment, Inc.
 10.29(5) Amendment to Employment Agreement with George Chung, dated July 1,
          1998
 10.30(5) Amendment to Employment Agreement with Anthony Chan, dated July 1,
          1998
 10.31(5) Amendment to Employment Agreement with Don Berryessa, dated July 1,
          1998
 10.32(5) Amendment to Employment Agreement with Jan Hutchins, dated July 1,
          1998
 10.33(5) Amendment to Employment Agreement with Mae Lyn Woo, dated July 1,
          1998
 10.34(5) Amendment to Employment Agreement with Kristen Simpson, dated July 1,
          1998
 10.35(6) International Distribution Agreement with Portfolio Entertainment dated August 19, 1998
 10.36(6) Video Distribution Agreement for the Kanga Roddy Series with Kreative
          Video Products dated August 19, 1998
 10.37(6) Video Distribution Agreement for the Montana Exercise Video with
          Kreative Video Products dated August 21, 1998
 10.38(8) Consultant Agreement between Olympia Partners, LLC, Dalton Kent
          Securities Group, Inc. and American Champion Entertainment, Inc. 10.39(8) Merchant Licensing Agreement between Timeless Toys and American
          Champion Media, Inc.
 10.40(8) Loan Agreement between Olympia Partners and American Champion
          Entertainment, Inc.
 10.41(8) SEGA Agreement termination letter.
 10.42(8) Consultant Agreement between American Champion Entertainment, Inc.
          and Trademark Management
 10.43(11) Termination of Kreative Video Products, Inc.
 10.44(11) Video Products distribution agreement between Fast Forward
           Marketing, Inc. and American Champion Entertainment. Inc.
 10.45(11) Consultant Agreement between Chris Scoggin, LTD. And American
           Champion Entertainment, Inc.
 10.46(12) Consulting Services Agreement between Consor, Inc., and American
           Champion Marketing Group, Inc.
 10.47(12) Licensing Agreement between Brighter Child Interactive, LLC and
           American Champion Media, Inc.
 10.48(13) Licensing Agreement between Prestige Toys and American Champion
           Marketing Group, Inc.
 10.49(13) Stock Exchange Agreement between Great Wall International Sports
           Media Company and American Champion Entertainment, Inc.
 10.50 Licensing Agent Agreement between Funschool.com Corporation and American Champion Marketing Group, Inc. (portions deleted pursuant to request for confidential treatment)
 10.51 Licensing Agent Agreement between Mainframe Entertainment, Inc. and American Champion Marketing Group, Inc. (portions deleted pursuant to request for confidential treatment)
 10.52 Stock Exchange Agreement between Beijing Wisdom Network Technology Company, Ltd. and American Champion Entertainment, Inc.
 21.1(1)  Subsidiaries of the Registrant
 27.1     Financial Data Schedule (shown on EDGAR format only)

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

(13) Filed as an exhibit with the registrant's Form 10-KSB filed with the SEC on March 30, 2000 and incorporated by reference herein