Form 10QSB
period 2000-06-30
AMERICAN CHAMPION ENTERTAINMENT INC
filed 2000-08-14
CIK 1034840

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                               Form 1O-QSB

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarterly Period Ended June 30, 2000

     [  ]   Transition report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934, For the transition period
            ___________ to ____________

                    Commission File Number 333-18967

                  AMERICAN CHAMPION ENTERTAINMENT, INC.
          (Exact Name of Registrant as Specified in its Charter)

               Delaware                                  94-3261987
     (State or Other Jurisdiction or                    (IRS Employer
      Incorporation or Organization)                 Identification Num

            1694 The Alameda, Suite 100, San Jose, California 95126
                             (408) 288-8199
   (Registrant's Address of Principal Executive Offices and Telephone N


             (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has bee subject to such filing requirements for the past 90 days.

        Yes ..X..                       No .....

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING TH PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

       Yes .....                               No .....


APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.




         Class                          Outstanding at June 30, 2000
   -------------------------             --------------------------
 Common Stock, $.0001 par value                 7,008,618 shares

Transitional Small Business Disclosure Format (check one)  Yes....   No

                          Exhibit Index on Page

                     AMERICAN CHAMPION ENTERTAINMENT, INC.
                                Form 10-QSB
                               June 30, 2000

                             TABLE OF CONTENTS


PART I -        Financial Information

        Item 1. Financial Statements

                Consolidated Balance Sheet as of June 30, 2000

                Consolidated Statements of Operations for the three mon the six month periods ended June 30, 2000 and 1999

                Consolidated Statements of Cash Flows for the three mon the six month periods ended June 30, 2000

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


Exhibit Index


Exhibits




PART I -              FINANCIAL INFORMATION

ITEM 1- Financial Statements - (unaudited)

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                     Condensed Consolidated Balance Sheets
                                 (unaudited)

                                                 June 30,      December
                                                 2000          1999
                                                 ------------  --------
                     Assets

       Cash......................................   $211,842       $32,
       Account receivable........................  1,099,349       481,
       Loans receivable, related parties.........    114,937       114,
       Prepaid expenses .........................     22,164         7,
       Property and equipment, net...............    271,168       312,
       Investments...............................      --          203,
       Film costs, net...........................  7,561,834     7,553,
       Note receivable...........................    354,814       354,
       Other assets..............................    285,029       226,
                                                 ------------  --------
       Total assets.............................. $9,921,137    $9,286,
                                                 ============  ========
                     Liabilities

       Accounts payable and accrued expenses.....   $700,957    $1,042,
       Note payable, related parties.............      --            4,
       Other.....................................      --            4,
       Deferred revenues.........................     16,920        16,
       Notes payable.............................  1,154,562       450,
                                                 ------------  --------
       Total long-term liabilities...............  1,872,439     1,598,


Stockholders' Equity:

  Preferred stock                                      --            --
  Common stock, paid in capital.............      23,167,328    17,594,
  Accumulated deficit........................    (15,118,631)   (9,906,
                                                 ------------- --------
  Total stockholders' equity ................      8,048,697     7,688,
                                                 ------------- --------
  Total Liabilities and Stockholders Equity..     $9,921,137    $9,286,
                                                 ============= ========

                      See accompanying notes.

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                   Condensed Consolidated Statements of Operations
                                  (unaudited)

                                       Three Months Ended       Six Mon
                                           June 30,                June
                                    ----------------------  -----------
                                    2000        1999        2000
                                    ----------- ----------  -----------
REVENUE:
  Tuition and related fees.........     $8,415    $19,256      $50,601
  Accessories and video sales......         40          0          145
  License fee and sponsorship fee..    465,050          0      465,050
  Film income......................     15,290    214,206       17,268
  Interest income..................      3,100          0        9,678
                                    ----------- ----------  -----------
  Total revenue....................    491,895    233,462      542,742
                                    ----------- ----------  -----------
COSTS AND EXPENSES:
  Cost of sales....................        842          0        1,617
  Amortization of film costs.......     31,057    231,569       31,057
  Salaries and payroll taxes.......    261,438     10,653      561,911
  Rent.............................     33,900     72,249       62,807
  Selling, general and
    administrative.................  1,662,196    333,135    4,608,036
  Financing expense*...............      --       741,210        --
  Debenture conversion expense.....     65,683      --          83,817
  Beneficial conversion feature
    of debentures..................    107,429      --         372,393
  Interest.........................     11,681    607,583       33,295
                                    -----------------------------------
  Total costs and expenses.........  2,174,226  1,996,400    5,754,933
                                    -----------------------------------
Net Loss From Operations............(1,682,331)(1,762,938)  (5,212,191)

Gain On Sale Of Studio                       0          0            0

Net Loss Before Income Tax..........(1,682,331)(1,762,938)  (5,212,191)

Income Tax                                    0     4,240            0

Net Loss                            (1,682,331)(1,767,178)  (5,212,191)

Accumulated Deficit                (15,118,631)(5,853,684) (15,118,631)

Weighted average number of shares
  outstanding**....................  6,555,737  1,964,081    6,555,737
                                    ======================= ===========

Basic loss per share...............     (0.26)     (0.90)       (0.80)
                                    ======================= ===========

* Financing expense of $741,210 consists of $114,500 in cash and a non-cash portion of $626,710 in valuation of common stock and warrants granted pursuant to the redemption of debt.

**    Adjusted for 1:4 reverse split of the Company's common stock on
January 4, 2000.

                      See accompanying notes.

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                 Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                      Three Months  Six
                                                         Ended        E
                                                        June 30,     Ju
                                                      -----------------
                                                         2000         2
                                                      -----------  ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss........................................    $(1,682,331)  $(5,2

Adjustments to reconcile net loss to
  net cash used for operating activities:
    Non-cash charge related to beneficial
      conversion feature of debentures..........         107,429     37
    Depreciation and amortization...............          53,750      8
    Conversion of debenture interest to common stock       9,171      2
    Amortization of original issue discount
       On long-term debt........................          65,683      8
    Amortization of loan fees...................          22,322      2
    Securities issued for services..............          94,465   2,46
    Options granted for services................         356,378     35
    Amortization of deferred consulting expenses          93,300     18

(Increase) Decrease in:
  Accounts receivable...........................        (406,057)   (41
  Prepaid expenses and other....................           6,235     (1

Increase (Decrease) in:
  Accounts payable and accrued expenses.........         108,438    (34
  Deferred revenues.............................           --
                                                      -----------------
     Net cash used for operating activities.....      (1,171,217) (2,39
                                                      -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase or (sale) of property and equipment....           --         (
Payments for film costs.........................         (36,088)    (4
                                                      -----------------
     Net cash used for investing activities.....         (36,088)    (5
                                                      -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options..         100,000     43
Payments on redemption of common stock..........         (63,072)    (6
Payments of loans from related parties..........           --        (8
Proceeds from exercise of warrants..............           --        45
Proceeds on notes payable.......................       1,000,000   2,25
Payments on notes payable.......................           --       (27
Payments of OID on notes payable................         (88,873)    (8
Principal payments on capital leases............          (1,878)     (
                                                      -----------------
     Net cash provided by financing activities..         946,177   2,62
                                                      -----------------
NET INCREASE (DECREASE) IN CASH.................        (261,128)    17

CASH, beginning of period.......................         472,970      3
                                                      ----------- -----
CASH, end of period.............................         211,842     21
                                                      =========== =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest....................................         $---        $-
    State income taxes..........................         $---        $-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
    Long-term debt converted to equity..........        $346,000  $1,07
    Beneficial conversion feature of debentures.        $107,429    $37
    Common stock and warrants issued related
      to services...............................         $94,465  $2,10
    Common stock warrants issued with debts.....         $83,962    $36
    Stock options granted to consultants........        $356,378    $35
    Stock warrants issued to consultants........          $---      $35
    Common stock warrants issued related to
      loan fees.................................         351,828     35


                      See accompanying notes.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000

Note 1 - Nature of Operations and Summary of Significant Accounting
Policies

Nature of Operations and Consolidation - The consolidated financial st include the accounts of American Champion Entertainment, Inc. (the "Co and its wholly owned subsidiary, America's Best Karate ("ABK") which o of American Champion Media, Inc. ("AC Media"). The Company and AC Med formed during 1997. Pursuant to an Agreement and Plan of Merger, dated July 14, 1997, the Company entered into a reorganization transaction p to which the Company acquired all of the issued and outstanding shares (the "Reorganization"). The financial statements included herein give to the Reorganization in which the Company became the successor to ABK significant intercompany accounts and transactions have been eliminate consolidation.

AC Media focuses on operating and managing all media-related programs Company. These programs consist of fitness information video tapes, bo audio tapes and production of educational television programs for chil which emphasize martial arts values and fun. ABK focuses solely on ope and managing the Company's karate studios which are located in the San Francisco Bay Area.

Revenue Recognition - AC Media - Revenue from films is recognized on t accrual method. Film costs are amortized using the individual-film-forecast-computation method which amortizes costs in t ratio that current gross revenues bear to anticipated total gross reve from all sources. The management of AC Media periodically reviews its estimates of future revenues for each master and if necessary a revisio made to amortization rates and a write down to net realizable value may occur.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and acco receivable arising from its normal business activities. The Company pla its cash with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits i subject to credit risk. To reduce credit risk, the Company requires ad payments from students and thus, no student fees receivable is recorded

Film Costs - Film costs consist of the capitalized costs related to the production of original film masters for videos and television programs. net film costs are presented on the balance sheet at the net realizable value for each master.

Fair Values of Financial Instruments - The carrying value of cash, receivables, accounts payable and short-term borrowings approximates fa value due to the short maturity of these instruments. The carrying valu long-term obligations approximates fair value since the interest rates either fluctuate with the lending banks' prime rates or approximate mar rate. None of the financial instruments are held for trading purposes.


NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000


Note 1 - Nature of Operations and Summary of Significant Accounting Policies (continued)

Basic Loss Per Share - Net loss per share is based on the weighted ave outstanding shares issued. Because the Company has a net loss, the comm stock equivalents would have an anti-dilutive effect on earnings per sh Accordingly, basic earnings per share and diluted earnings per share ar same.

Income Taxes - Deferred tax assets and liabilities are recognized for t expected tax consequences of temporary differences between the tax base assets and liabilities and their reported amounts. The Company and its Subsidiaries file a consolidated tax return.

Presentation - Because of the Company's reduced activity in its karate instruction segment, management believes utilizing a classified balance sheet presentation is no longer appropriate, as the operating cycle of media-related segment of the Company is expected exceed 12 months. Accordingly, an unclassified presentation is utilized for the accompan balance sheet, which is an acceptable method under SFAS No. 53, "Financ Reporting by Producers and Distributors of Motion Picture Films".

Reclassifications - Certain reclassifications have been made to the 199 amounts to conform to the current presentation.

Note 2 - Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for completed fina statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are consi necessary for a fair presentation of the financial position of the Comp at June 30, 2000 and the results of its operations and its cash flows f the three months periods ended June 30, 2000 and 1999. The accompanyin unaudited financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1999 inc in the Company's Form 10-KSB as filed with the SEC on March 30, 2000.

Note 3 - Uses of Estimates, Risks and Uncertainties

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates a assumptions that affect the reported amounts of assets and liabilities disclosure of contingent assets and liabilities at the date of the fina statements and the reported amounts of revenues and expenses during th reporting period. Actual results could differ from those estimates. Significant estimates used in these financial statements include the recovery of film costs which has a direct relationship to the net real value of the related asset. It is at least reasonably possible that management's estimate of revenue from films could change in the near te which could have a material adverse effect on the Company's financial condition and results of operations.

Note 4 - Film Costs

Film costs consist of the capitalized costs related to the production o videos and programs for television as follows:

                                                June 30, 2000      1999
                                               --------------   -------
Television program
  The Adventures with Kanga Roddy.............   $8,117,427     $8,077,

Videos
  Montana Exercise Video......................      148,253        148,
  Strong Mind Fit Body........................       18,042         18,
                                                 -----------   --------
                                                  8,283,722      8,243,
  Less accumulated amortization...............      721,888        690,
                                                 -----------   --------
                                                  7,561,834      7,553,
                                                 ===========   ========


Production of the first seven episodes of The Adventures with Kanga Rod completed during 1997. The Company completed 9 and 13 additional episod during the years ended December 31, 1999 and 1998, respectively. Both exercise videos were completed in 1996, but only the Strong Mind Fit Bo video has been released.


Note 8 -Beneficial Conversion Feature of Debentures

The Company accounts for the beneficial conversion feature of its 7% convertible debentures issued during the quarter in accordance with EIT "Accounting for Convertible Securities with Beneficial Conversion Featu Contingently Adjustable Conversion." The application of EITF D-60 resu the recognition of a non-cash charge to interest expense of $107,429 fo quarter ended June 30, 2000 corresponding increase to additional paid i capital. These amounts are included in interest expense.


PART I -        FINANCIAL INFORMATION

ITEM 2 -        Management's Discussion And Analysis Of
Financial Condition And Results Of Operations


Forward Looking Information

The Private Securities Litigation Reform Act of 1995 provides a "safe h from liability for forward-looking statements. Certain information incl in this Form 10-QSB and other materials filed or to be filed by the Com with the Securities and Exchange Commission (as well as information inc in oral statements or other written statements made or to be made by or behalf of the Company) are forward-looking, such as statements relating operational and financing plans, capital uses and resources, competitio and demands for the Company's products and services. Such forward-looki statements involve important risks and uncertainties, many of which wil beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term long-term, and accordingly, such results may differ from those expresse forward-looking statements made by or on behalf of the Company. These r and uncertainties include, but are not limited to, the acceptance by television viewers and public television stations of the television ser ADVENTURES WITH KANGA RODDY, production delays and/or cost overruns wit respect to such series, changes in external competitive market factors the Company's internal budgeting process which might impact trends in t Company's results of operations, unanticipated working capital or other requirements, changes in the Company's business strategy or an inabili execute its strategy due to unanticipated change in the industries in w it operates; and various competitive factors that may prevent the Compa from competing successfully in the marketplace.

The following section discusses the significant operating changes, busi trends, financial condition, earnings and liquidity that have occurred the three-month period ended June 30, 1999. This discussion should be r in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.


Results of Operations

        Revenues. For the three months ended June 30, 2000, the Compan total revenue increased to $491,895, an increase of $258,433 or 110.7% compared to $233,462 for the comparable period in 1999. This increase i due to the sponsorship revenue for the Company 's boxing event in April

        Costs and Expenses. Within the three months ended June 30, 200 Company has an amortized expense of film cost in the amount of $31,057 its television show. Such amortization, is calculated based upon the proportion to the revenue generated by the television show in this peri compared to total expected revenues from the television show.

        The Company's expenses for salaries and payroll taxes increased $261,438, an increase of $250,785 for the three months ended June 30, 2 from $10,653 for the comparable period in 1999. The increase was the c result of all salaries and payroll taxes charged to expense instead of capitalizing to production and an increase in marketing personnel.

        Rent expense decreased to $33,900 for the three months ended Ju 2000, a decrease of $38,349 or 53.1% from $72,249 for the comparable pe 1999. The decrease in rents is due to the closure of karate studios.

        Total selling, general and administrative expenses increased to $1,662,196, an increase of $1,329,061 for the three months ended June 3 from $333,135 for the comparable period in 1999. This increase is prim due to cost of producing the boxing event in China in the amount of $74

        Interest expense decreased to $11,681, a decrease of $595,902 f three months ended June 30, 2000 from $607,583 for the comparable perio 1999. The beneficial conversion feature of debenture expense for the q ended June 30, 2000 is a non-cash charge of $107,429 related to the convertible debentures the Company issued issued earlier in the year, a there were no such charge for the comparable period in 1999. The debent are convertible to common stock of the Company with the shares to be is upon conversion based on 17.5% of the fair value of the stock at the ti conversion. Since the debt can be converted at any time, the value of discount as of the issuance date has been charged to interest expense w corresponding increase to additional paid in capital. The balance of t increase is attributable to the interest accrued on convertible debentu and certain private loans of the Company.

        As a result of the foregoing factors, the Company's net loss decreased to $1,682,331 during the three months ended June 30, 2000 fro $1,762,938 for the comparable period in 1999. Net loss per share decre to ($0.26) for the three months ended June 30, 2000 from ($0.90) for th comparable period in 1999. Weighted average number of shares outstandin increased to 6,555,737 for the three months ended June 30, 2000 from 1,964,081 for the comparable period in 1999 primarily due to the conver of debentures into the Company's common stock. The outstanding number o shares and net loss per share figures are adjusted for the 1:4 reverse of the company's common stock on January 4, 2000.

Liquidity And Capital Resources

        Cash decreased for the three months ended June 30, 2000 by $261 which $1,171,217 was net operating cash loss and $36,088 was used in th production of the Adventures With Kanga Roddy show, while financing act resulted in an inflow of $946,177.

        Deferred consulting fees of $93,300 relate to common stock and issued to consultants and are being amortized over the term of the cons agreements which range from 12 to 24 months.

        As of June 30, 2000, total liabilities were $1,872,439 and ther no loan payable to related parties. In addition, deferred revenues we $16,920 at June 30, 2000. Deferred revenues are pre-paid tuition for t karate studios and booked revenue from sponsorship activities which can immediately recognized. The last karate studio was closed during the q ended March 31, 2000. There has not been significant request for refun pre-paid tuition and the Company may elect to claim the remaining defer revenues later this year.

        The Company continues to believe that the unamortized cost of t Kanga Roddy program is recoverable due to the fact that management is actively pursuing other broadcast avenues for the program. The current exclusive distribution agreement with public television through KTEH, t affiliate station in San Jose, is expiring in April 2001. The Company optimistic that a commercial broadcaster or cable network would distrib the Kanga Roddy series, thereby generating distribution revenue and creating a larger audience and demand for ancillary products.

        The distributor for the Montana exercise video is planning on a Internet marketing plan within the third quarter of 2000. With correct pricing and an aggressive outreach strategy, the Company maintains that unamortized costs of this program is recoverable.


Recent Developments

        In April 2000, the Company engaged into an Equity Line of Credi Sibson Holdings, Ltd. The equity line is for a maximum of $5,000,000 wi bridge loan of $1,000,000. The Company is in the process of filing a registration statement on form SB-2 for this transaction, and will seek shareholders' approval to ratify this transaction at the coming shareho meeting scheduled on September 27, 2000.

        On May 3, 2000, the Company's subsidiary American Champion Mark Group, Inc. ("ACMG") signed an agreement with Irwin Toy Limited for the licensing of characters from the TV program "ReBoot". ACMG is the lice agent for Mainframe Entertainment, Inc., the producer of "ReBoot".

        On July 17, 2000, the Company signed a short-form agreement for acquisition of 50.01% of 21e-sports Company, Ltd. of Beijng China. Upo satisfactory completion of the due diligence process, a final agreement be executed and then the Company will file a proxy statement with the S seek shareholders' approval for the acquisition.



PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        There is no on-going legal proceedings during the three months ended June 30, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

         There is no submission of matters to a vote of security holders during the three months ended June 30, 2000.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)     Exhibits.  See the Exhibit Index beginning on page 16.

        (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of the Company has duly caused this report to be signed on its behalf by t undersigned, thereunto duly authorized.

                                  AMERICAN CHAMPION ENTERTAINMENT, INC.
                                  (Registrant)

Dated:  August 14, 2000           By:      /s/ Anthony K. Chan
                                  ------------------------------
                                  Anthony K. Chan, Chief Executive Offi

                                  By:     /s/ Mae Lyn Woo
                                  ------------------------------
                                  Mae Lyn Woo, Vice President,
                                  Chief Financial Officer &
                                  Chief Operations Officer




                       INDEX TO EXHIBITS

Exhibit No.                 Exhibit

 10.53 Sponsorship Agreement between Shun Li De Commerce and Tradin American Champion Media, Inc. for sponsorship of boxing even
 10.54 Deal Memorandum between Irwin Toy Limited and American Champ Marketing Group, Inc. for the licensing of characters from t program "ReBoot" produced by Mainframe Entertainment, Inc. (portions deleted pursuant to request for confidential treat
 27.1      Financial Data Schedule (shown on EDGAR format only)