Form 10QSB/A
period 2000-06-30
AMERICAN CHAMPION ENTERTAINMENT INC
filed 2000-08-24
CIK 1034840

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

                    Commission File Number 333-18967

                  AMERICAN CHAMPION ENTERTAINMENT, INC.
          (Exact Name of Registrant as Specified in its Charter)

               Delaware                                  94-3261987
     (State or Other Jurisdiction or                    (IRS Employer
      Incorporation or Organization)                 Identification Number)

              22320 Foothill Blvd., Suite 260, Hayward, CA  94541
                             (510) 728-0200
   (Registrant's Address of Principal Executive Offices and Telephone Number)


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

                          Exhibit Index on Page

                     AMERICAN CHAMPION ENTERTAINMENT, INC.
                                Form 10-QSB/A
                               June 30, 2000

                             TABLE OF CONTENTS


PART I -        Financial Information

        Item 1. Financial Statements

                Consolidated Balance Sheet as of June 30, 2000

                Consolidated Statements of Operations for the three month and the six month periods ended June 30, 2000 and 1999

                Consolidated Statements of Cash Flows for the three month and the six month periods ended June 30, 2000

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


Exhibit Index


Exhibits




PART I -              FINANCIAL INFORMATION

ITEM 1- Financial Statements - (unaudited)

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                     Condensed Consolidated Balance Sheets
                                 (unaudited)

                                                 June 30,      December 31,
                                                 2000          1999
                                                 ------------  ------------
                     Assets

       Cash......................................   $211,842       $32,514
       Account receivable........................  1,099,349       481,449
       Loans receivable, related parties.........    114,937       114,937
       Prepaid expenses .........................     22,164         7,460
       Property and equipment, net...............    271,168       312,949
       Investments...............................      --          203,110
       Film costs, net...........................  7,561,834     7,553,133
       Note receivable...........................    354,814       354,814
       Other assets..............................    285,029       226,084
                                                 ------------  ------------
       Total assets.............................. $9,921,137    $9,286,450
                                                 ============  ============
                     Liabilities

       Accounts payable and accrued expenses.....   $700,957    $1,042,577
       Note payable, related parties.............      --            4,100
       Other.....................................      --            4,245
       Deferred revenues.........................     16,920        16,920
       Notes payable.............................  1,154,562       450,183
                                                 ------------  ------------
       Total long-term liabilities...............  1,872,439     1,598,025


Stockholders' Equity:

  Preferred stock                                      --            --
  Common stock, paid in capital.............      23,167,328    17,594,865
  Accumulated deficit........................    (15,118,631)   (9,906,440)
                                                 ------------- -------------
  Total stockholders' equity ................      8,048,697     7,688,425
                                                 ------------- -------------
  Total Liabilities and Stockholders Equity..     $9,921,137    $9,286,450
                                                 ============= =============

                      See accompanying notes.

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                   Condensed Consolidated Statements of Operations
                                  (unaudited)

                                       Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                    ----------------------  ----------------------
                                    2000        1999        2000        1999
                                    ----------- ----------  ----------- ----------
REVENUE:
  Tuition and related fees.........     $8,415    $19,256      $50,601    $80,610
  Accessories and video sales......         40          0          145          0
  License fee and sponsorship fee..    465,050          0      465,050          0
  Film income......................     15,290    214,206       17,268    439,842
  Interest income..................      3,100          0        9,678          0
                                    ----------- ----------  ----------- ----------
  Total revenue....................    491,895    233,462      542,742    520,452
                                    ----------- ----------  ----------- ----------
COSTS AND EXPENSES:
  Cost of sales....................        842          0        1,617      1,722
  Amortization of film costs.......     31,057    231,569       31,057    369,821
  Salaries and payroll taxes.......    261,438     10,653      561,911     20,672
  Rent.............................     33,900     72,249       62,807    114,578
  Selling, general and
    administrative.................  1,662,196    333,135    4,608,036    647,244
  Financing expense*...............      --       741,210        --       741,210
  Debenture conversion expense.....     65,683      --          83,817      --
  Beneficial conversion feature
    of debentures..................    107,429      --         372,393      --
  Interest.........................     11,681    607,583       33,295    966,497
                                    ------------------------------------------------
  Total costs and expenses.........  2,174,226  1,996,400    5,754,933  2,861,744
                                    ------------------------------------------------
Net Loss From Operations............(1,682,331)(1,762,938)  (5,212,191)(2,341,292)

Gain On Sale Of Studio                       0          0            0          0

Net Loss Before Income Tax..........(1,682,331)(1,762,938)  (5,212,191)(2,341,292)

Income Tax                                    0     4,240            0      4,281

Net Loss                            (1,682,331)(1,767,178)  (5,212,191)(2,345,573)

Accumulated Deficit                (15,118,631)(5,853,684) (15,118,631)(5,853,684)

Weighted average number of shares
  outstanding**....................  6,555,737  1,964,081    6,555,737  1,964,081
                                    ======================= =======================

Basic loss per share...............     (0.26)     (0.90)       (0.80)     (1.19)
                                    ======================= =======================

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

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                 Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                      Three Months  Six Months
                                                         Ended        Ended
                                                        June 30,     June 30,
                                                      ------------------------
                                                         2000         2000
                                                      -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss........................................    $(1,682,331)  $(5,212,191)

Adjustments to reconcile net loss to
  net cash used for operating activities:
    Non-cash charge related to beneficial
      conversion feature of debentures..........         107,429     372,393
    Depreciation and amortization...............          53,750      83,807
    Conversion of debenture interest to common stock       9,171      20,356
    Amortization of original issue discount
       On long-term debt........................          65,683      83,817
    Amortization of loan fees...................          22,322      22,322
    Securities issued for services..............          94,465   2,460,212
    Options granted for services................         356,378     356,378
    Amortization of deferred consulting expenses          93,300     186,599

(Increase) Decrease in:
  Accounts receivable...........................        (406,057)   (414,790)
  Prepaid expenses and other....................           6,235     (14,703)

Increase (Decrease) in:
  Accounts payable and accrued expenses.........         108,438    (343,890)
  Deferred revenues.............................           --          --
                                                      -----------------------
     Net cash used for operating activities.....      (1,171,217) (2,399,690)
                                                      -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase or (sale) of property and equipment....           --         (3,606)
Payments for film costs.........................         (36,088)    (47,121)
                                                      -----------------------
     Net cash used for investing activities.....         (36,088)    (50,727)
                                                      -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options..         100,000     435,690
Payments on redemption of common stock..........         (63,072)    (63,072)
Payments of loans from related parties..........           --        (85,611)
Proceeds from exercise of warrants..............           --        459,750
Proceeds on notes payable.......................       1,000,000   2,250,000
Payments on notes payable.......................           --       (275,405)
Payments of OID on notes payable................         (88,873)    (88,873)
Principal payments on capital leases............          (1,878)     (2,734)
                                                      -----------------------
     Net cash provided by financing activities..         946,177   2,629,745
                                                      -----------------------
NET INCREASE (DECREASE) IN CASH.................        (261,128)    179,328

CASH, beginning of period.......................         472,970      32,514
                                                      ----------- -----------
CASH, end of period.............................         211,842     211,842
                                                      =========== ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest....................................         $---        $---
    State income taxes..........................         $---        $---

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
    Long-term debt converted to equity..........        $346,000  $1,071,000
    Beneficial conversion feature of debentures.        $107,429    $372,393
    Common stock and warrants issued related
      to services...............................         $94,465  $2,101,947
    Common stock warrants issued with debts.....         $83,962    $367,438
    Stock options granted to consultants........        $356,378    $356,378
    Stock warrants issued to consultants........          $---      $358,265
    Common stock warrants issued related to
      loan fees.................................         351,828     351,828


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

Note 2 - Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.
Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for completed financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at June 30, 2000 and the results of its operations and its cash flows for the three months periods ended June 30, 2000 and 1999. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1999 included in the Company's Form 10-KSB as filed with the SEC on March 30, 2000.

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

Note 4 - Film Costs

Film costs consist of the capitalized costs related to the production of videos and programs for television as follows:

                                                June 30, 2000      1999
                                               --------------   -----------
Television program
  The Adventures with Kanga Roddy.............   $8,117,427     $8,077,669

Videos
  Montana Exercise Video......................      148,253        148,253
  Strong Mind Fit Body........................       18,042         18,042
                                                 -----------   -----------
                                                  8,283,722      8,243,964
  Less accumulated amortization...............      721,888        690,831
                                                 -----------   -----------
                                                  7,561,834      7,553,133
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


Note 8 -Beneficial Conversion Feature of Debentures

The Company accounts for the beneficial conversion feature of its 7% convertible debentures issued during the quarter in accordance with EITF D-60, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion." The application of EITF D-60 resulted in the recognition of a non-cash charge to interest expense of $107,429 for the quarter ended June 30, 2000 corresponding increase to additional paid in capital. These amounts are included in interest expense.


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


Results of Operations

        Revenues. For the three months ended June 30, 2000, the Company's total revenue increased to $491,895, an increase of $258,433 or 110.7% as compared to $233,462 for the comparable period in 1999. This increase is primarily due to the sponsorship revenue for the Company 's boxing event in April 2000.

        Costs and Expenses. Within the three months ended June 30, 2000, the Company has an amortized expense of film cost in the amount of $31,057 for its television show. Such amortization, is calculated based upon the proportion to the revenue generated by the television show in this period compared to total expected revenues from the television show.

        The Company's expenses for salaries and payroll taxes increased to $261,438, an increase of $250,785 for the three months ended June 30, 2000 from $10,653 for the comparable period in 1999. The increase was the combined result of all salaries and payroll taxes charged to expense instead of capitalizing to production and an increase in marketing personnel.

        Rent expense decreased to $33,900 for the three months ended June 30, 2000, a decrease of $38,349 or 53.1% from $72,249 for the comparable period in 1999. The decrease in rents is due to the closure of karate studios.

        Total selling, general and administrative expenses increased to $1,662,196, an increase of $1,329,061 for the three months ended June 30, 2000 from $333,135 for the comparable period in 1999. This increase is primarily due to cost of producing the boxing event in China in the amount of $744,764.

        Interest expense decreased to $11,681, a decrease of $595,902 for the three months ended June 30, 2000 from $607,583 for the comparable period in 1999. The beneficial conversion feature of debenture expense for the quarter ended June 30, 2000 is a non-cash charge of $107,429 related to the convertible debentures the Company issued issued earlier in the year, and there were no such charge for the comparable period in 1999. The debentures are convertible to common stock of the Company with the shares to be issued upon conversion based on 17.5% of the fair value of the stock at the time of conversion. Since the debt can be converted at any time, the value of the discount as of the issuance date has been charged to interest expense with a corresponding increase to additional paid in capital. The balance of the increase is attributable to the interest accrued on convertible debentures and certain private loans of the Company.

        As a result of the foregoing factors, the Company's net loss decreased to $1,682,331 during the three months ended June 30, 2000 from $1,762,938 for the comparable period in 1999. Net loss per share decreased to ($0.26) for the three months ended June 30, 2000 from ($0.90) for the comparable period in 1999. Weighted average number of shares outstanding increased to 6,555,737 for the three months ended June 30, 2000 from 1,964,081 for the comparable period in 1999 primarily due to the conversion of debentures into the Company's common stock. The outstanding number of shares and net loss per share figures are adjusted for the 1:4 reverse split of the company's common stock on January 4, 2000.

Liquidity And Capital Resources

        Cash decreased for the three months ended June 30, 2000 by $261,128 of which $1,171,217 was net operating cash loss and $36,088 was used in the production of the Adventures With Kanga Roddy show, while financing activities resulted in an inflow of $946,177.

        Deferred consulting fees of $93,300 relate to common stock and warrants issued to consultants and are being amortized over the term of the consulting agreements which range from 12 to 24 months.

        As of June 30, 2000, total liabilities were $1,872,439 and there is no loan payable to related parties. In addition, deferred revenues were $16,920 at June 30, 2000. Deferred revenues are pre-paid tuition for the karate studios and booked revenue from sponsorship activities which cannot be immediately recognized. The last karate studio was closed during the quarter ended March 31, 2000. There has not been significant request for refund of pre-paid tuition and the Company may elect to claim the remaining deferred revenues later this year.

        The Company continues to believe that the unamortized cost of the Kanga Roddy program is recoverable due to the fact that management is actively pursuing other broadcast avenues for the program. The current exclusive distribution agreement with public television through KTEH, the affiliate station in San Jose, is expiring in April 2001. The Company is optimistic that a commercial broadcaster or cable network would distribute the Kanga Roddy series, thereby generating distribution revenue and creating a larger audience and demand for ancillary products.

        The distributor for the Montana exercise video is planning on an Internet marketing plan within the third quarter of 2000. With correct pricing and an aggressive outreach strategy, the Company maintains that the unamortized costs of this program is recoverable.


Recent Developments

        In April 2000, the Company engaged into an Equity Line of Credit with Sibson Holdings, Ltd. The equity line is for a maximum of $5,000,000 with a bridge loan of $1,000,000. The Company is in the process of filing a registration statement on form SB-2 for this transaction, and will seek shareholders' approval to ratify this transaction at the coming shareholders' meeting scheduled on September 27, 2000.

        On May 3, 2000, the Company's subsidiary American Champion Marketing Group, Inc. ("ACMG") signed an agreement with Irwin Toy Limited for the licensing of characters from the TV program "ReBoot". ACMG is the licensing agent for Mainframe Entertainment, Inc., the producer of "ReBoot".

        On July 17, 2000, the Company signed a short-form agreement for the acquisition of 50.01% of 21e-sports Company, Ltd. of Beijng China. Upon satisfactory completion of the due diligence process, a final agreement will be executed and then the Company will file a proxy statement with the SEC and seek shareholders' approval for the acquisition.



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

                                  AMERICAN CHAMPION ENTERTAINMENT, INC.
                                  (Registrant)

Dated:  August 24, 2000           By:      /s/ Anthony K. Chan
                                  ------------------------------
                                  Anthony K. Chan, Chief Executive Officer

                                  By:     /s/ Mae Lyn Woo
                                  ------------------------------
                                  Mae Lyn Woo, Vice President,
                                  Chief Financial Officer &
                                  Chief Operations Officer




                       INDEX TO EXHIBITS

Exhibit No.                 Exhibit

 10.53 Sponsorship Agreement between Shun Li De Commerce and Trading Ltd. American Champion Media, Inc. for sponsorship of boxing event
 10.54 Deal Memorandum between Irwin Toy Limited and American Champion Marketing Group, Inc. for the licensing of characters from the TV program "ReBoot" produced by Mainframe Entertainment, Inc. (portions deleted pursuant to request for confidential treatment)
 27.1      Financial Data Schedule (shown on EDGAR format only)