Form 10QSB
period 2000-09-30
AMERICAN CHAMPION ENTERTAINMENT INC
filed 2000-11-14
CIK 1034840

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549
                               Form 1O-QSB

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the Quarterly Period Ended Septebmer 30, 2000

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

            22320 Foothill Blvd., Suite 100, Hayward, California 94541
                             (510) 728-0200
   (Registrant's Address of Principal Executive Offices and Telephone Number)


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

       Yes .....                               No .....


APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                          Outstanding at November 14, 2000

   -------------------------             --------------------------
 Common Stock, $.0001 par value                8,958,724 shares

Transitional Small Business Disclosure Format (check one)  Yes....   No ..X..

                          Exhibit Index on Page 16

                     AMERICAN CHAMPION ENTERTAINMENT, INC.
                                Form 10-QSB
                             Sepember 30, 2000

                             TABLE OF CONTENTS

                                                                   Page
                                                                  ------

PART I -        Financial Information

        Item 1. Financial Statements                                4

                Consolidated Balance Sheet for the nine month
                period ending September 30, 2000 and the year
                ended December 31, 1999                             4

                Consolidated Statements of Operations for
                the three month periods and the nine month periods
                ended September 30, 2000 and 1999                   5

                Consolidated Statements of Cash Flows for
                the three month period and the nine month period
                ended September 30, 2000                            6

                Notes to Consolidated Financial Statements          7

       Item 2.  Management's Discussion and analysis of
                Financial Condition and Results of Operations       11


PART II -       Other Information

        Item 1. Legal Proceedings                                   12

        Item 4. Submission of Matters to a Vote of Security Holders 12

        Item 6. Exhibits and Reports on Form 8-K                    13


Signatures                                                          13


Exhibit Index                                                       13


Exhibits                                                            17


PART I -        FINANCIAL INFORMATION

ITEM 1- Financial Statements - (unaudited)


                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                     Condensed Consolidated Balance Sheets

                                                 September 30  December 31
                                                 2000          1999
                                                 ------------  ------------
                     Assets                      (unaudited)

       Cash......................................$  558,809    $   32,514
       Account receivable........................   880,090       481,449
       Loans receivable, related parties.........   114,937       114,937
       Prepaid expenses..........................    18,163         7,460
       Investments...............................   300,000       203,110
       Property and equipment,...................   250,200       312,949
       Film costs, net........................... 6,566,333     7,553,133
       Note receivable...........................    54,814       354,814
       Other assets..............................   236,422       226,084
                                                 ------------  ------------
       Total assets............................   8,979,768     9,286,450
                                                 ============  ============

       Liabilities

       Accounts payable and accrued expenses.....$  396,924    $1,042,577
       Notes payable, related parties............         0        84,100
       Other.....................................         0         4,245
       Deferred revenues.........................         0        16,920
       Notes payable.............................         0       450,183
       Long-term debt............................ 1,563,743             0
                                                 ------------  ------------
       Total liabilities.......................   1,960,667     1,598,025
                                                 ------------  ------------

       Stockholders' Equity:

       Preferred stock...........................         0             0
       Common stock, paid in capital.............24,835,346    17,594,865
       Common stock warrants.....................         0             0
       Accumulated deficit......................(17,816,245)   (9,906,440)
                                                 ------------  ------------
       Total stockholders' equity ............... 7,019,101     7,688,425
                                                 ------------  ------------

       Total liabilities and stockholders equity  8,979,768     9,286,450
                                                 ============  ============

                      See accompanying notes.

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                   Condensed Consolidated Statements of Operations
                                  (unaudited)

                                     Three Months Ended        Nine Months Ended
                                         Sept 30,                  Sept 30,
                                    ------------------------- -------------------------
                                    2000         1999         2000         1999
                                    ------------ ------------ ------------ ------------
REVENUE:
  Tuition and related fees......... $         0   $   13,806    $  50,601    $  94,416
  Accessories and video sales......         103            0          248            0
  License & sponsorship fee........      22,386            0      487,436            0
  Film income......................       1,323       43,958       18,591      483,801
  Interest income..................       1,706            0       11,384            0
                                    ------------ ------------ ------------ ------------
  Total revenue....................      25,518       57,764      568,261      578,217
                                    ------------ ------------ ------------ ------------
COSTS AND EXPENSES:
  Cost of sales....................         388        5,338        2,005        7,060
  Amortization of film costs.......   1,000,000      270,615    1,031,057      640,436
  Salaries and payroll taxes.......     241,746        8,123      803,657       28,795
  Rent.............................      45,255       74,718      108,062      189,296
  Selling, general and
    administrative.................   1,012,747      393,850    5,620,783    1,041,094
  Financing Expense................           0            0            0      741,210
  Interest.........................     82,390      367,051      199,503    1,333,548
  Beneficial conversion
    feature of debentures.........      340,603            0      712,996            0
                                    ------------ ------------ ------------ ------------
  Total costs and expenses.........   2,723,129    1,119,695    8,478,063    3,981,439
                                    ------------ ------------ ------------ ------------
Net Loss Before Income Tax......... ($2,697,611) ($1,061,931) ($7,909,802) ($3,403,222)

Income Tax                                    0            0            0        4,281
                                    ------------ ------------ ------------ ------------

Net Loss                             (2,697,611)  (1,061,930)  (7,909,802)  (3,407,503)
                                    ============ ============ ============ ============

Accumulated Deficit                 (17,816,242)  (6,915,614) (17,816,242)  (6,915,614)

Weighted average number of shares
  outstanding *....................   7,894,850    2,338,028    7,894,850    2,338,028
                                    ============ ============ ============ ============

Net loss per share *...............      ($0.34)      ($0.45)      ($1.00)      ($1.46)
                                    ============ ============ ============ ============

* Adjusted for the company's 1:4 reverse split of its common stock on January 4, 2000.

                      See accompanying notes.

                      AMERICAN CHAMPION ENTERTAINMENT, INC.
                 Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                      Three Months  Nine Months
                                                      Sept 30,      Sept 30,
                                                      -------------------------
                                                      2000         2000
                                                      ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................     ($2,697,611)  ($7,909,802)
Adjustments to reconcile net loss to
  net cash used for operating activities:
    Reserve on capitalized film costs...........       1,000,000     1,000,000
    Non-cash charge related to beneficial
      conversion feature of debentures..........         340,603       712,996
    Depreciation and amortization...............          16,469       100,276
    Conversion of debenture interest
      to common stock..........................           18,065        38,421
    Amortization of original issue discount
      on long-term debt.........................          62,223       146,040
    Amortization of loan fee........................      26,787        49,109
    Securities issued for services............           338,186     2,798,398
    Options granted for services ..............          133,117       489,495
    Amortization of deferred consulting expenses          16,875       203,474
    Bad debt written off........................         238,749       238,749
(Increase)/Decrease in:
  Accounts receivable...........................         (19,491)     (434,281)
  Prepaid expenses and other....................           8,946        (5,758)
Increase/(Decrease) in:
  Accounts payable and accrued expenses.........        (304,036)     (647,926)
  Deferred revenues.............................         (16,920)      (16,920)
                                                      ------------ ------------
     Net cash used for operating activities.....        (838,038)   (3,237,728)
                                                      ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..............               0        (3,606)
Payments for film costs.........................               0       (47,121)
                                                      ------------ ------------
     Net cash used for investing activities.....               0       (50,727)
                                                      ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options..         168,000       603,690
Payments on redemption of common stock..........               0       (63,072)
Payments on loans from related parties..........               0       (85,611)
Proceeds from exercise of warrants..............               0       459,750
Proceeds on notes payable.......................       1,000,000     3,250,000
Payments on notes payable.......................               0      (275,405)
Payments of OID on notes payable................         (82,995)     (171,868)
Proceeds on private loans.......................         100,000       100,000
Principal payments on capital leases............               0        (2,734)
                                                      ------------ ------------
     Net cash provided by financing activities..       1,185,005      3,814,750
                                                      ------------ ------------
NET INCREASE IN CASH............................         346,967        526,295
CASH, beginning of period.......................         211,842         32,514
                                                      ------------ ------------
CASH, end of period.............................      $  558,809     $  558,809
                                                      ============ ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest....................................      $         0    $        0

    State income taxes..........................      $         0    $        0

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
   Long-term debt converted to equity...........      $   429,000    $1,071,000
   Beneficial conversion feature of debentures..      $   340,603    $  372,393
   Common stock and warrants issued
     related to services........................      $   338,186    $2,101,947
   Common stock warrants issued with debt.......      $   348,336    $  367,438
   Stock optins granted to consultants..........      $   133,117    $  356,378
   Stock Warrants issued to consultants.........      $         0    $  358,265
   Common stock warrants issued
     related to loan fees.......................      $         0    $  351,828

                      See accompanying notes.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000

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

AC Media focuses on operating and managing all media-related programs for the Company. These programs consist of fitness information video tapes, books and audio tapes and production of educational television programs for children which emphasize martial arts values and fun. AC Media wholly owns American Champion Marketing Group, Inc., ("ACMG"), the division that focuses on marketing and licensing of the Company's intellectual properties and acquired properties.

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


NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000


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

Note 2 - Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for completed financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at September 30, 2000 and the results of its operations and its cash flows for the three and nine months periods ended September 30, 2000 and 1999. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1999 included in the Company's Form 10-KSB as filed with the SEC on March 30, 2000.

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

Note 4 - Film Costs

Film costs consist of the capitalized costs related to the production of videos and programs for television as follows:

                                                Sept 30, 2000      1999
                                               --------------   -----------
Television program
  The Adventures with Kanga Roddy.............   $8,117,427     $8,077,669

Videos
  Montana Exercise Video......................      148,253        148,253
  Strong Mind Fit Body........................       18,042         18,042
                                                 -----------   -----------
                                                  8,283,722      8,243,964
  Less accumulated amortization...............      717,389        690,831
  Less reserve on capitalized film costs......    1,000,000            --
                                                 -----------   -----------
                                                  6,566,333      7,553,133
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


Note 8 -Beneficial Conversion Feature of Debentures

The Company accounts for the beneficial conversion feature of its 7% convertible debentures issued during the quarter in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion." The application of EITF 98-5 resulted in the recognition of a non-cash charge to interest expense of $340,603 for the quarter ended September 30, 2000 corresponding increase to additional paid in capital. These amounts are included in interest expense.



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

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended September 30, 2000. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.


Results of Operations

        Revenues. For the three months ended September 30, 2000, the Company's total revenue decreased to $25,518, a decrease of $32,246 as compared to $57,764 for the comparable period in 1999. This decrease is due to the closure of the Company's karate studio operation.

        Costs and Expenses. The Company's revenues were offset by amortization of film costs of $1,000,000 as the Company anticipates that future revenues from its television show may be less than originally expected. Management intends to evaluate the recoverability of the film costs on a quarterly basis going forward. Based on the ability of the Company to close future licensing agreements sufficient to recover the capitalized costs, the estimate of recoverability may change in future periods.

        The Company's expenses for salaries and payroll taxes increased to $241,746, an increase of $233,623 for the three months ended September 30, 2000 from $8,123 for the comparable period in 1999. The increase is due to all salaries and payroll taxes charged to expense instead of capitalizing to production of the television show.

        Rent expense decreased to $45,255 for the three months ended September 30, 2000, a decrease of $29,463 from $74,718 for the comparable period in 1999. The decrease in rents is due to the closure of karate studios and the Company relocating to a less expensive head office in August 2000.

        Total selling, general and administrative expenses increased to $1,012,747, an increase of $618,897 for the three months ended September 30, 2000 from $393,850 for the comparable period in 1999. This increase is primarily due to promotional expenses related to the television show, depreciation of production equipment, legal and accounting fees, and non-cash consulting fees.

        Interest expense decreased to $82,390, a decrease of $284,661 for the three months ended September 30, 2000 from $367,051 for the comparable period in 1999. There is also a non-cash charge of $340,603 and none for the comparable period in 1999 related to the beneficial conversion feature of the convertible debentures issued within the quarter. The debentures are convertible to common stock of the Company with the shares to be issued upon conversion based on 77.5% of the fair value of the stock at the time of conversion. Since the debt can be converted at any time, the value of the discount as of the issuance date has been charged to interest expense with a corresponding increase to additional paid in capital. The balance of the increase is attributable to the interest accrued on convertible debentures and certain private loans of the Company.

        As a result of the foregoing factors, the Company's net loss increased to $2,697,611 during the three months ended September 30, 2000 from $1,061,931 for the comparable period in 1999. Net loss per share decreased to $0.34 for the three months ended September 30, 2000 from $0.45 for the comparable period in 1999. Weighted average number of shares outstanding increased to 7,894,850 the three months ended September 30, 2000 from 2,338,028 for the comparable period in 1999 primarily due to the conversion of debentures into the Company's common stock.

Liquidity And Capital Resources

        Cash increased for the three months ended September 30, 2000 by $346,967 of which none was used for investing activities related to the production of the Adventures With Kanga Roddy show. Net operating cash loss was $838,038 and financing activities resulted in an inflow of $1,185,005.

        Deferred consulting fees of $16,875 relate to common stock and warrants issued to consultants and are being amortized over the term of the consulting agreements which range from 12 to 24 months.

        As of September 30, 2000, total long-term debt was $1,563,743. In addition, all remaining deferred revenues were claimed within the quarted ended September 30, 2000. Deferred revenues are pre-paid tuition for the karate studios and booked revenue from sponsorship activities which cannot be immediately recognized.

Recent Developments

        On October 27, 2000, American Champion Marketing Group, Inc. ("ACMG") signed a licensing agreement with Ripple Juction for the licensing of the names and characters from the television show "Re-Boot" of which ACMG is the agent for the producer of the show, Mainframe Entertainment, Inc.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        There is no on-going legal proceedings during the three months ended September 30, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

On September 27, 2000 the Company held its Annual Meeting of Shareholders to discuss and vote upon the following proposals:

1. To elect six directors to the Corporation's Board of Directors, each to hold office until his successor is elected and qualified or until his earlier resignation or removal (Proposal No. 1); and

2. To approve the Private Equity Line of Credit Agreement dated April 12, 2000 and closed on May 9, 2000, for the future issuance and purchase of shares of our common stock by Sibson Holdings, Ltd. (Proposal No. 2); and

3. To approve the acquisition of 80% the Beijing Wisdom Network Technology Company, Ltd., through an exchange of stock and cash between the two companies per terms in the agreement dated March 27, 2000 and all transactions contemplated thereby (Proposal No.3); and

4. To ratify the appointment of Moss Adams LLP as the Company's independent certified public accountants for the 2000 fiscal year (Proposal No. 4).

The Company's shareholders approved all four of the above stated proposals either by proxy or by attending the meeting in person to cast their vote.


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

                                AMERICAN CHAMPION ENTERTAINMENT, INC.
                                (Registrant)

Dated:  November 14, 2000       By:      /s/ Anthony K. Chan
                                  ------------------------------
                                  Anthony K. Chan, Chief Executive Officer

                                By:     /s/ Mae Lyn Woo
                                  ------------------------------
                                  Mae Lyn Woo, Vice President,
                                  Chief Financial Officer &
                                  Chief Operations Officer




                       INDEX TO EXHIBITS

Exhibit No.                 Exhibit

 1.1(1)   Form of Underwriting Agreement
 3.1(1)   Amended and Restated Certificate of Incorporation dated April 24, 1997
 3.11(5)  Amended and Restated Certificate of Incorporation dated June 4, 1998
 3.2(1)   Bylaws
 4.1(1)   Specimen stock certificate
 4.2(1)   Warrant Agreement with form of Warrant
 4.3(1)   Form of Underwriters' Warrant
 4.41(4)  Securities Purchase Agreement dated July 2, 1998
 4.42(4)  Form of Debenture dated July 2, 1998
 4.43(4)  Joint Escrow Instructions
 4.44(4)  Registration Rights Agreement dated July 2, 1998
 4.45(4)  Form of Warrant dated July 2, 1998
 4.461(7) Securities Purchase Agreement dated January 19, 1999
 4.462(7) Form of Debenture dated January 19, 1999
 4.463(7) Joint Escrow Instructions dated January 19, 1999
 4.464(7) Registration Rights Agreement dated January 19, 1999
 4.465(7) Form of Warrant dated January 19, 1999
 4.471(9) Securities Purchase Agreement dated June 17, 1999
 4.472(9) Form of Debenture dated June 17, 1999
 4.473(9) Joint Escrow Instructions dated June 17, 1999
 4.474(9) Registration Rights Agreement dated June 17, 1999
 4.475(9) Form of Warrants dated June 17, 1999
 4.481(10) Securities Purchase Agreement dated September 24, 1999
 4.482(10) Form of Debenture dated September 24, 1999
 4.483(10) Joint Escrow Instructions dated September 24, 1999
 4.484(10) Registration Rights Agreement dated September 24, 1999
 4.485(10) Form of Warrants dated September 24, 1999
 4.491(16) Private Equity Line of Credit between Sibson Holdings, Ltd, and
           American Champion Entertainment, Inc.
 4.492(16) Loan Agreement between American Champion Entertainment, Inc. and the Lenders Signatory Hereto
 5(1)     Opinion of Sheppard, Mullin, Richter & Hampton LLP
 10.1(1)  1997 Stock Plan
 10.2(1)  Form of Stock Option Agreement for 1997 Stock Plan
 10.3(1)  1997 Non-Employee Directors Stock Option Plan
 10.4(1)  Form of Non-Employee Directors Stock Option Agreement
 10.8(1)  Promissory Note dated December 15, 1994 made payable by Messrs.
          Chung and Chan and their wives in favor of Michael Triantos M.D.
          Inc. Money Purchase and Profit Sharing Pension Plans Trust
 10.9(1)  Employment Agreement between the Company and George Chung dated
          March 4, 1997, effective upon the closing date of the Offering 10.10(1) Employment Agreement between the Company and Anthony Chan dated
          March 4, 1997, effective upon the closing date of the Offering 10.11(1) Employment Agreement between the Company and Don Berryessa dated
          March 4, 1997, effective upon the closing date of the Offering 10.12(1) Employment Agreement between the Company, AC Media and Jan
          Hutchins dated March 4, 1997, effective upon the closing date of the Offering
 10.13(1) Convertible Loan Agreement dated as of May 5, 1995, between ABK and David Y. Lei
 10.15(1) Amended Deal Memo between ABK and Rick Fichter dated February
          23, 1997, with respect to payments related to the Kanga Roddy
          Series
 10.17(1) Form of Indemnification Agreement
 10.19(1) Letter dated October 29, 1996 from the Company to Tim Pettitt regarding certain payments to the Montanas
 10.20(1) Distribution Agreement dated June 18, 1996 by and between
          America's Best Karate and InteliQuest
 10.21(1) Distribution Agreement, dated May 6, 1997, by and between KTEH,
          San Jose Public Television and American Champion Media, Inc.
 10.22(1) Letter Agreement, dated June 1997, between AC Media, Inc. and
          Sega of America, Inc.
 10.23(1) Business Loan Agreement between America's Best Karate and Karen
          Shen
 10.24(1) Business Loan Agreement between America's Best Karate and Thomas
          J. Woo
 10.25(2) Licensing Agent Agreement, dated July 25, 1997, between American
          Champion Media, Inc. and Sega of America, Inc.
 10.26(3) Continuous Distribution Agreement dated April 20, 1998 between
          KTEH, San Jose and American Champion Media, Inc.
 10.27(3) Sponsorship Agreement dated April 29, 1998 between Sara Lee
          Corporation and American Champion Media, Inc.
 10.28(3) Engagement Agreement dated April 24, 1998 between JW Charles and American Champion Entertainment, Inc.
 10.29(5) Amendment to Employment Agreement with George Chung, dated July 1,
          1998
 10.30(5) Amendment to Employment Agreement with Anthony Chan, dated July 1,
          1998
 10.31(5) Amendment to Employment Agreement with Don Berryessa, dated July 1,
          1998
 10.32(5) Amendment to Employment Agreement with Jan Hutchins, dated July 1,
          1998
 10.33(5) Amendment to Employment Agreement with Mae Lyn Woo, dated July 1,
          1998
 10.34(5) Amendment to Employment Agreement with Kristen Simpson, dated July 1,
          1998
 10.35(6) International Distribution Agreement with Portfolio Entertainment dated August 19, 1998
 10.36(6) Video Distribution Agreement for the Kanga Roddy Series with Kreative
          Video Products dated August 19, 1998
 10.37(6) Video Distribution Agreement for the Montana Exercise Video with
          Kreative Video Products dated August 21, 1998
 10.38(8) Consultant Agreement between Olympia Partners, LLC, Dalton Kent
          Securities Group, Inc. and American Champion Entertainment, Inc. 10.39(8) Merchant Licensing Agreement between Timeless Toys and American
          Champion Media, Inc.
 10.40(8) Loan Agreement between Olympia Partners and American Champion
          Entertainment, Inc.
 10.41(8) SEGA Agreement termination letter.
 10.42(8) Consultant Agreement between American Champion Entertainment, Inc.
          and Trademark Management
 10.43(11) Termination of Kreative Video Products, Inc.
 10.44(11) Video Products distribution agreement between Fast Forward
           Marketing, Inc. and American Champion Entertainment. Inc.
 10.45(11) Consultant Agreement between Chris Scoggin, LTD. And American
           Champion Entertainment, Inc.
 10.46(12) Consulting Services Agreement between Consor, Inc., and American
           Champion Marketing Group, Inc.
 10.47(12) Licensing Agreement between Brighter Child Interactive, LLC and
           American Champion Media, Inc.
 10.48(13) Licensing Agreement between Prestige Toys and American Champion
           Marketing Group, Inc.
 10.49(13) Stock Exchange Agreement between Great Wall International Sports
           Media Company and American Champion Entertainment, Inc.
 10.50(14) Licensing Agent Agreement between Funschool.com Corporation and
           American Champion Marketing Group, Inc. (portions deleted pursuant to request for confidential treatment)
 10.51(14) Licensing Agent Agreement between Mainframe Entertainment, Inc. and
           American Champion Marketing Group, Inc. (portions deleted pursuant to request for confidential treatment)
 10.52(14) Stock Exchange Agreement between Beijing Wisdom Network Technology
           Company, Ltd. and American Champion Entertainment, Inc.
 10.53(15) Sponsorship Agreement between Shun Li De Commerce and Trading Ltd.
           American Champion Media, Inc. for sponsorship of boxing event 10.54(15) Deal Memorandum between Irwin Toy Limited and American Champion
           Marketing Group, Inc. for the licensing of characters from the TV program "ReBoot" produced by Mainframe Entertainment, Inc.
           (portions deleted pursuant to request for confidential treatment)
 10.55 Licensing Agreement between ES Originals and American Champion Marketing Group
 10.56     Licensing Agreement between Romar International and American
           Champion Marketing Group
 10.57 Licensing Agreement between Cutting Edge Industries and American Champion Marketing Group
 21.1(1)   Subsidiaries of the Registrant
 27.1      Financial Data Schedule


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

(13) Filed as an exhibit with the registrant's Form 10-KSB filed with the SEC on March 30, 2000 and incorporated by reference herein.

(14) Filed as an exhibit with the registrant's Form 10-QSB filed with the SEC on May 15, 2000 and incorporated by reference herein.

(15) Filed as an exhibit with the registrant's Form 10-QSB filed with the SEC on August 14, 2000 and incorporated by reference herein.

(16) Filed as an exhibit with the registrants's Form SB-2A filed with the SEC on October 20, 2000 and incorporated by reference herein.