Form 10KSB40
period 2000-12-31
AMERICAN CHAMPION ENTERTAINMENT INC
filed 2001-04-16
CIK 1034840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 333-18967

AMERICAN CHAMPION ENTERTAINMENT, INC.
(Name of small business issuer in its charter)

Delaware	94-3261987
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

22320 Foothill Boulevard, Suite 260
Hayward, California    94541
(Address of Principal Executive Offices including Zip Code)

(510) 728-0200
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of the class	Name of each exchange on which registered
Common Stock, $ .0001 par value	OTC Bulletin Board

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB.    [X]

      Revenues for its most recent fiscal year: $3,612,577

      Aggregate market value of common stock held by nonaffiliated at March 31, 2001: $3,693,080.

      Number of shares of common stock outstanding at March 31, 2001: 25,181,663.

DOCUMENTS INCORPORATED BY REFERENCE

      None.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

AMERICAN CHAMPION ENTERTAINMENT, INC.

2000 ANNUAL REPORT ON FORM 10-KSB

INDEX

Part I.		Page
Item 1.	Descriptions of Business	**
Item 2.	Descriptions of Property	**
Item 3.	Legal Proceedings	**
Item 4.	Submission of Matters to a Vote of Security Holders	**
Part II.
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	**
Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations	**
Item 7.	Financial Statements	**
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	**
Part III.
Item 9.	Directors and Executive Officers of the Registrant	**
Item 10.	Executive Compensation	**
Item 11.	Security Ownership of Certain Beneficial Owners and Management	**
Item 12.	Certain Relationships and Related Transactions	**
Part IV.
Item 13.	Exhibits and Reports on Form 8-K	**
Signatures		**
Exhibits Index		**

PART I

Item 1. Description of Business

General

American Champion Entertainment, Inc. is a Delaware corporation headquartered in San Jose, California and incorporated on February 5, 1997. The Company was formed as a holding company for its wholly-owned subsidiary, American's Best Karate, a California corporation ("ABK"), formed in June 1991. ABK wholly owns American Media, Inc., a Delaware Corporation ("AC Media"), formed in February 1997. AC Media wholly owns American Champion Marketing Group, a Delaware corporation ("AC Marketing") formed in July 1999. Beijing Wisdom Net Technology Company, Ltd of China ("BA Networks") is a cable network design and installation company in China providing the newest large bandwidth optical fiber technology to equip users with high capacity voice and data lines, and faster access to the Internet. Unless indicated otherwise, references the "Company" herein shall include ABK, AC Media, AC Marketing and BA Networks.

AC Media is a media production company and AC Marketing is a marketing company. Through AC Media and AC Marketing, the Company is involved in (i) the development, production and marketing of "ADVENTURES WITH KANGA RODDY", a television program aimed at pre-school and primary school children (the "Kanga Roddy Series"), (ii) the licensing of merchandising rights related to Kanga Roddy Series, (iii) the development, production and marketing of various audio tapes, video tapes and workbooks that specialize in fitness information, and (iv) acquire the licensing rights to other intellectual properties. ABK owned and operated a karate school for the month of January 2000, which was subsequently closed on January 31, 2000, when its lease expired.

"Adventures with Kanga Roddy"

The Company has developed and produced twenty-nine (29) one half-hour episodes of the Kanga Roddy Series. The Kanga Roddy Series features a six-foot tall kangaroo character named Kanga Roddy who is a martial arts expert. Unlike other martial arts programs with feature violence, Kanga Roddy never fights because he understands that conflict can always resolved through traditional martial arts values such as knowledge, compassion, humility, discipline, respect and open mind. The show merges these values, with contemporary music, dance, vibrant colors and exciting movements designed to capture the attention of its target audience consisting primarily of pre-school and primary school children.

Each episode of the Kanga Roddy Series focuses on a group of children at a community center and their teachers (played by Jennifer Montana and Karen Lott, wives of former San Francisco 49ers football players, Joe Montana and Ronnie Lott) working on activities such as reading, physical fitness and arts and crafts. During these activities, the children encounter an ethical or social problem, which cause uneasiness or unhappiness among some of the children. The teachers sense the problem and suggest that the children seek help from their friend, Uncle Pat, the proprietor of a rare bookstore played by actor Pat Morita, who was previously featured in "The Karate Kid" movies. Uncle Pat, with the assistant of his pet bookworm, Shakespeare, magically transports the children to the land of Hi-Yah where Kanga Roddy lives.

Once in the land of Hi-Yah, Kanga Roddy and his friends Bantu - a female African snake, Tackle Bear - his workout partner, Cimbop and Kimbop - a pair of feline sisters, and Zatochi - a wise old snow monkey, help the children solve their problem by giving examples presented through songs. Kanga Roddy gets inspiration for proper solution to the problem through flashbacks to lessons learned from his martial arts teacher Zatochi or parallels drawn from encounters with his buddy Tackle Bear. The children and the costumed cast present the answers in song and dance routines. When the children return to the community center, they review what they have learned with their teachers.

In May 1997, the Company and KTEH, the public broadcasting station serving the San Jose, California area, entered into a Distribution Agreement (the "Distribution Agreement") which granted KTEH the exclusive right to distribute, advertise, market or otherwise exploit the Kanga Roddy Series on public broadcast affiliated stations throughout the United States for a two-year period ending May 1999. KTEH cleared the broadcast of Kanga Roddy Series with 40 other public broadcast stations, which broadcast, to approximately 50% of the households in the United States (approximately 40 million households). The Company delivered 13 half-hour episodes to KTEH for broadcast and received $430, 000 from KTEH for exclusive broadcast rights for the series for a period of two years. Under the Distribution Agreement, the Company has also committed to sharing with KTEH (I) 8% of revenues from the sale (less fees and commissions) and licensing of non-broadcast ancillary rights of educational products such as video tapes, books and music tapes and (ii) 5% of gross profits (less fees and commissions) of the Company from the sale and licensing of toys and clothing. The Company has also granted KTEH a right of first refusal with respect to broadcast rights to the Kanga Roddy Series not granted to KTEH in the Distribution Agreement.

On April 20, 1998, the Company entered into a Continuing Distribution Agreement with KTEH for the distribution of 26 more half-hour Kanga Roddy shows and two one-hour specials. Under the Continuing Distribution Agreement, KTEH receives the exclusive domestic broadcast rights to the new episodes for two years and agrees to pay the Company $30,000 for each half-hour program and $60,000 for each of the two one-hour shows. As of December 31, 2000, the Company has completed and delivered 29 half-hour episodes to KTEH. The distribution agreements with KTEH had ended on April 1, 2001, two years after the delivery of the second season of shows to KTEH.

In August 1998, the Company signed an exclusive contract with Portfolio Entertainment of Toronto, Ontario, for the international TV distribution of the Kanga Roddy Series. This contract was terminated by mutual consent in February 2001.

In January 1999, American Public Television ("APT"), a major national distributor for PBS programming, agreed to distribute 26 new episodes of the Kanga Roddy Series. The distribution by APT was ended on April 4, 2001.

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

In December 2000, the Company signed a licensing agreement with World Channel, Inc of South San Francisco, California for a five-year worldwide licensing of the Kanga Roddy program and its related products.

The Company strategy includes pursuing licensing agreement and merchandising opportunities related to the Kanga Roddy Series. Characters developed in a popular series, and often the series itself, achieve a high level of recognition and popularity, making them valuable licensing and merchandising assets. Among the most popular licensed items are toys, clothing, food, dinnerware/lunch boxes, watches, and soft vinyl goods such as boots, backpacks, and raincoats. The Company plans to retain worldwide rights to the characters and images developed in the Kanga Roddy Series, to protect its rights to such characters and images through appropriate registration, and to license their use to manufactures for specific products. There is no assurance that the Company will be able to do so. If the Kanga Roddy Series does not attain and maintain widespread television distribution, or widespread popularity, it is unlikely that any significant licensing or merchandising opportunities or revenue will arise or be maintained.

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

If the Company attempts to expand into other areas, including commercial television, it will face more intense competition from other, larger entities, which have substantially greater financial and other resources than the Company, such as The Walt Disney Company, Fox, Nickelodeon, Jim Henson Productions, Scholastic Productions, Cinar, Lancit Media Entertainment, and certain television syndicators, production companies, and networks which also seek to attract the children's/family audiences segment with their programming. In addition, there is a strong trend toward vertical integration in the business, with more networks owning productions, making it more difficult for smaller, independent companies such as the Company to obtain favorable production financing and distribution terms.

In the licensing industry, there is strong competition from other independent licensing agencies and from the in-house licensing divisions of other production companies and television studios.

Acquisition

In March 2000, the Company signed a Stock Exchange Agreement with BA Networks for the acquisition of 80% of the common stock of BA Networks. The Company's shareholders approved of the acquisition at the Company's Annual Meeting of Shareholders held on September 27, 2000. The owners of BA Networks have agreed to sell an 80% interest in BA Networks to ACEI. According to commerce regulation of China, such exchange of ownership needs to be incorporated into a co-operative joint venture ("CJV"). On October 28, 2000 BA Network signed a letter of intent with ACEI to set up a "CJV" in China into which all of BA Networks' assets will be transferred. The CJV will be owned 80% by ACEI and 20% by BA Networks. The establishment of CJV was approved by the Beijing Municipal Government on December 1, 2000 and the business license was granted on December 20, 2000. As of March 31, 2001, the transfer of assets from BA Networks has not yet been made. The Company and BA Networks will complete all appropriate steps to fulfill the Chinese commerce regulations for the necessary transfer of ownership into the CJV upon the filing of the Company's year-end report. The transfer of assets is to be completed after the filing of the Company's 10-KSB in order that the correct amount of assets of BA Networks can be identified in the transfer process.

Repurchase and Conversion of Debt

On December 27, 2000, the Company signed an Agreement for Purchase of Convertible Debt with Holley Holding (U.S.A.) Ltd., pursuant to which Holley purchased the Company's existing $2 million in convertible debt. The transaction was completed on January 4, 2001 and Holley elected to convert all of such debt into 13,717,045 shares of the Company's common stock. This transaction resulted in significant improvement in the Company's balance sheet due to the fact that a large amount of debt is removed and the respective amount is added into Additional Paid-in Capital. In addition, according to the terms of the agreement, as of December 31, 2000 the Company is obligated to issue shares of stock, warrants and options to various parties in connection with this transaction. An accrual has been made in the Company's financial statements as of December 31, 2000 for the estimated fair value of these securities in the amount of $2,078,391. On January 4, 2001 these securities were issued and the liability as of December 31, 2000 was converted to common stock and Additional Paid-in Capital. We have presented a proforma balance sheet in our financial statements to show how this transaction effects the Company's financial position as if all securities were issued as of December 31, 2000.

In addition, Holley and its affiliate also signed Stock Purchase Agreements on December 27, 2000 for a $2 million purchase of the Company's common stock at the price of $0.16 per share. Such purchases have not been completed as of the date hereof.

Employees

As of March 31, 2001, the Company employed 6 employees on a full-time basis, 3 of which are management and 3 of which are clerical. In addition, BA Networks employed 12 people.

Item 2. Description of Property

The Company leases approximately 2,000 square feet of space for its Hayward, California, headquarters pursuant to a four-year lease expiring August 2004 at approximately $6,000 per month.

Item 3. Legal Proceedings

On April 24, 1998, the Company filed a Complaint for Declaratory Relief in the U.S, District Court, Northern District of California, against William Charles Jeffreys, requesting judicial determination of the Company's rights in certain intellectual property associated with the Adventures with Kanga Roddy show, and that Mr. Jeffreys has no such rights. Mr Jeffreys filed an answer to the Company's complaint on June 15, 1998 along with a counterclaim. The Company disputes all claims of Mr. Jeffreys to an interest in certain of the Company's intellectual property and intends to vigorously protect its ownership and right to such intellectual property. In February 1999, Mr Jeffreys and the Company have agreed to settle the lawsuit and counterclaim for $36,000 each beginning in March of 1999, and the last payment was made in February 2000.

On February 9, 2001, a complaint was filed by Chuck Nelson in Court of Common Pleas, Mahoning County in Youngstown, Ohio against the Company for a percentage of the total purse amounts paid to boxers in the Company produced boxing event in China in April 2000, and for a percentage of the television revenue generated thereof. The Company denies all of the rights claimed by Chuck Nelson and will vigorously defend against all of Mr. Nelson's claims.

With the exception of the foregoing, no lawsuits or proceedings are currently pending against the Company.

Item 4. Submission of Matters to Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market for Securities

Our Common Stock and Common Stock Purchase Warrants commenced quotation on the NASDAQ Small Cap Market System under the symbols "ACEI" and "ACEIW" respectively, on August 1, 1997. The Company's securities were delisted from the NASDAQ Small Cap Market effective April 3, 2001. The Company's Common Stock began trading on the OTC Bulletin Board on April 3, 2001. The range of high and low reported closing sales prices for the Common Stock as reported by NASDAQ SmallCap Market since the Commencing of trading up to April 2, 2001, and as reported by the OTC Bulletin Board since April 3, 2001 were as follows (adjusted for 1:4 reverse split on January 4, 2000):

Common Stock:	High	Low

1997
Third Quarter	$22.000	$16.500
Fourth Quarter	$32.000	$19.000

1998
First Quarter	$38.500	$31.000
Second Quarter	$38.250	$26.250
Third Quarter	$28.000	$14.000
Fourth Quarter	$14.500	$ 3.876

1999
First Quarter	$12.000	$ 4.252
Second Quarter	$ 9.752	$ 3.124
Third Quarter	$ 7.250	$ 2.062
Fourth Quarter	$ 6.250	$ 1.250

2000
First Quarter	$ 6.031	$ 2.125
Second Quarter	$ 3.313	$ 0.875
Third Quarter	$ 1.438	$ 0.594
Fourth Quarter	$ 0.750	$ 0.156

2001
First Quarter	$ 0.875	$ 0.219
Second Quarter (up to April 4, 2001)	$ 0.313	$ 0.188

Item 6. Management's Discussion and Analysis or Plan of Operation

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the one-year period ended December 31, 2000. This discussion should be reads in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

The following discussion may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties could cause actual results to differ materially from those indicated. For a discussion of factors that could cause actual results to differ, please see the discussion contained herein. Readers should not place undue reliance on the forward-looking statements, which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequence events or circumstances. Readers are also encouraged to review the Company's publicly available filings with the Securities and Exchange Commission.

Results of Operation

The Company was formed in February 1997 and has a wholly owned subsidiary, ABK, which owned and operated one karate studio that was closed as of January 31, 2000. ABK wholly owns AC Media, a media production company, which owns AC Marketing, a licensing and marketing company. The Company acquired 80% interest in BA Networks effective September 27, 2000 when the shareholders of the Company approved of the acquisition at the Annual Meeting held on that date.

Revenues

During the year ended December 31, 2000, the Company's total revenue increased to $3,612,577, an increase of $3,029,925 as compared to total revenue for the year ended December 31, 1999 of $582,652. The increase in revenues is attributed to the revenues from the Company's 80% owned subsidiary, BA Networks, which the Company acquired effectively on September 27, 2000. The revenues from BA Networks consist of network cabling services of $895,016 and trading in wire and steel products of $2,149,624, which are included as unrelated materials in the Company's financial statements.

For the year ended December 31, 2000, the Company recognized $154,520 in film income and sponsorship fees as compared to $517,995 for the year ended December 31, 1999. The Company also received a one-time sporting events promotion revenue of $400,000.

Revenues from sale of accessories was $13,417 for the year ended December 31, 2000 as compared to $64,657 the year ended December 31, 1999.

Costs and Expenses

The Company recognized $3,697,224 in amortization of film cost, which was capitalized production costs for the television show "Adventures With Kanga Roddy", for the year ended December 31, 2000 as compared to none of such amortization for 1999. During the year-ended December 31, 2000 management reviewed the net realizable value of the capitalized film costs. The licensing and sponsorship fees to date have been less than the original estimates of the Company. During the third quarter of 2000 a reserve of $1,000,000 was taken against the related capitalized costs. As of December 31, 2000 the net amount of capitalized film costs was reserved to $3,950,000, which is based on current licensing agreements and planned and probable future distribution of the television show.

The cost of sales from the operation of BA Network was $2,609,388 and the Company's expenses for salaries and payroll taxes were $2,361,393 for 2000, an increase of $1,933,918 from $427,475 in 1999. Total selling, general and administrative expenses was $3,526,921 for 2000, an increase of $390,904 from $3,136,017 in 1999.

Interest expense was $313,939 for 2000, an increase of $116,755 from $197,184 in 1999. Interest expense for 2000 was primarily attributed to interest bearing convertible debentures the Company sold within the year. The Beneficial Conversion Feature of Debentures is a non-cash charge of $712,896 related to the beneficial conversion feature of the convertible debentures issued within 2000. The debentures are convertible to common stock of the Company with the shares to be issued upon conversion based on discount from the fair market value of the stock and can be converted any time, the value of the discount as of the issuance date has been recorded as an expense with a corresponding increase to additional paid in capital. Rent expenses was $120,281 for 2000, which was comparable to $122,500 in 1999. Additional expense of $2,078,391 was accrued during 2000 as a result of the agreement to convert the outstanding debentures to common stock entered into by the Company on December 27, 2000. This expense relates to securities that were issued by the Company on January 4, 2000 as a result of modifications to the conversion terms of the outstanding debentures on December 27, 2000 and other fees associated with this agreement.

As a result of foregoing factors, the Company's net loss was ($13,800,327) for the year ended December 31, 2000 as compared to ($6,398,328) for the year ended December 31, 1999. Net loss per share decreased to ($1.88) in 2000 from ($2.68) in 1999, while weighted average number of shares outstanding increased to 7,323,154 shares in 2000 from 2,385,622 shares in 1999.

Liquidity and Capital Resources

Stockholders' equity decreased to $758,681 at the end of 2000, from $7,688,425 from 1999. On December 27, 2000, the Company signed an Agreement for Purchase on Convertible Debt with Holley Holding (U.S.A.) Ltd. for Holley to redeem the Company's existing $2 million in convertible debt. The transaction was completed on January 4, 2001 and Holley elected to convert all of such debt into 13,717,045 shares of the Company's common stock. This transaction resulted in a conversion of debt (net of original issue discount) of $1,470,816 and other accrued charges related to the conversion of $2,078,391 to $3,549,207 of Additional Paid-in Capital and thereby significantly improving the Company's balance sheet, and as of January 4, 2001, Total Stockholders' Equity effective January 4, 2001 was $4,307,888.

Cash increased for the twelve months ended December 31, 2000 by $73,692. Cash utilized for operations for the twelve months ended December 31, 2000 was ($3,359,892). Cash used for investing activities for the twelve months ended December 31, 2000 was ($437,345) and cash from financing activities for the twelve months ended December 31, 2000 was an increase of $3,870,929 which resulted primarily from sales of convertible debentures.

The Company has historically financed its operating and capital outlays primarily through sales of common stock, loans from stockholders and other third parties and bank financing.

Accounts payable and accrued expenses as of December 31, 2000 was $4,123,704 as compared to $1,042,577 at December 31, 2000. The increase in accounts payable and accrued expenses was attributable to $3,492,915 from BA Networks' accounts payable at December 31, 2000. Loans payable to related parties as of December 31, 2000 was $138,980 as compared to $84,100 as of December 31, 1999.

The Company maintains a credit line with Wells Fargo Bank pursuant to which the Company has borrowed approximately $36,000 as of December 31, 2000 and repayment of this amount is made at the monthly rate of 2% of the outstanding balance of the borrowing. Other than such loan, the Company does not presently maintain any other borrowing facility or have any indebtedness to financial institutions.

Within the year ended December 31, 2000, the Company sold $3,250,000 in convertible debt, of which $1,250,000 was converted into common stock.

Subsequent to the end of the year 2000, in January 2001, Holley Holding (U.S.A.) redeemed all of the outstanding convertible debt and converted into 13,717,045 shares of common stock.

Item 7. Financial Statements

The consolidated financial statements of the Company and subsidiaries and independent auditors' report are filed herewith on pages 16 through 39 of this report.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16 (a) of the Exchange Act

As of December 31, 2000 the directors, executive officers and controlling persons of the Company are:

Name	Age	Position with the Company	Director Since
Anthony K. Chan	46	President, Chief Executive Officer and Director	1997
George Chung	39	Chairman and Director	1997
William T. Duffy	45	Director	1997
Jan D. Hutchins	52	Director	1997

Anthony K. Chan. Mr. Chan has served as President, Chief Executive Officer, and a Director of the Company since February 1997, and as Chief Executive Officer and Chief Financial Officer of America's Best Karate since 1991. From 1985 to 1990, Mr. Chan served as the Director of Chinese Affairs for the Eisenberg Company, a diversified business enterprise, where Mr. Chan's principal duty was to negotiate contracts in the People's Republic of China. Prior to 1985, Mr. Chan was employed by the Bank of America NT & SA as an economic forecaster. Mr. Chan received his MBA from the University of California at Berkeley. Mr. Chan's martial arts training began in 1968 in Hong Kong. He was the first American allowed to train as a professional in the People's Republic of China. He is a published author and has been featured in newspapers, magazine covers, television and motion pictures. He was inducted into the Black Belt Hall of Fame in 1981.

George Chung. Mr. Chung has served as Chairman of the Board and a Director of the Company since February 1997, and as President of America's Best Karate since 1991. From 1981 to 1991, Mr. Chung owned and operated a karate studio in Los Gatos, California. Mr. Chung was inducted into the Black Belt Hall of Fame in 1983. He is regarded in the martial arts industry as a pioneer in the modernization of what is known as contemporary martial arts training, which includes the use of music in both training and performance. He has been featured in magazines, books, television and motion pictures. He is a published author and wrote "Defend Yourself," a worldwide published self-defense system for Sybervision Systems. In 1995, he was awarded a "Superbowl Ring" from the San Francisco 49ers in recognition for his outstanding martial arts work with their championship football team.

William T. Duffy. Mr. Duffy served as the Executive Vice President for the Buffalo Bills in 1999, and had served as Vice- President of Business Operations and Chief Financial Officer for the San Francisco 49ers from 1996 to 1998. He was responsible for all non-football related business and provides financial guidance and support for all the team's football related activities. Mr. Duffy's previous experience has included serving as Director of Compliance for the National Football League from October 1993 to May 1996, Treasurer of Robbie Stadium Corporation from June 1990 to September 1993 and Director of Finance of the Miami Dolphins from March 1988 to May 1990. Mr. Duffy, a CPA, is a graduate of Princeton University and received his Masters of Accounting from New York University.

Jan D. Hutchins. Mr. Hutchins has served as President of AC Media, since February 1997. From July 1994 to November 1995, Mr. Hutchins was one of a four person management team for GolfPro International, an emerging company designing and marketing a terrain- based, personal service robot. From 1993 to 1994, Mr. Hutchins was community services director for the San Francisco Giants professional baseball team. From 1991 to 1993, Mr. Hutchins developed, produced and hosted the HOOKED ON GOLF radio program for KNBR 68 in San Francisco. From 1972 to 1991, Mr. Hutchins served in various capacities in the television field, including news anchor, sports director, sports anchor/reporter and television host.

Item 10. Executive Compensation

The following table sets forth certain summary information with respect to the compensation paid to the Company's Chief Executive Officer and President, and the Company's Chairman of the Board, for services rendered in all capacities to the Company for the period through December 31, 2000. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

Name	Position	Year	Salary	Other Compensation	Bonus	Long-Term Compensation
						Awards		Payouts
						Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs(#)(1)	LTIP Payout($)	All Other Compensation ($)
Anthony Chan	President& Chief Executive Officer	2000 1999 1998 1997	$135,000 $127,262 $130,828 $101,704	---- ---- ---- ----	---- ---- ---- ----	250,000 ---- ---- ----	335,000 275,000 20,000 21,875	---- ---- ---- ----	---- ---- ---- ----
George Chung	Chairman of the Board	2000 1999 1998 1997	$135,000 $127,262 $138,739 $107,284	---- ---- ---- ----	---- ---- ---- ----	250,000 ---- ---- ----	335,000 275,000 20,000 21,875	---- ---- ---- ----	---- ---- ---- ----

(1) Options were granted under the Company's 1997 Stock Plan, and adjusted for the 1:4 reverse split of the company's common stock on January 4, 2000.

STOCK OPTIONS GRANTS AND EXERCISES

Option/SAR Grants within 2000

Option/SAR Grants in Last Fiscal Year
Individual Grants
Name	Number of Securities Underlying Option Granted (#) Adjusted for 1:4 reverse split	% of Total Options Granted to all persons in Fiscal Year	Exercise or Base Price ($/Sh) Adjusted for 1:4 reverse split	Expiration Date
Anthony Chan	35,000 300,000 335,000	0.6% 5.3% 5.9%	$2.125 $0.300	01/09/2010 12/27/2005
George Chung	35,000 300,000 335,000	0.6% 5.3% 5.9%	$2.125 $0.300	01/09/2010 12/27/2005

The following table shows the value at March 31, 2001 of unexercised options held by the named executive officers:

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values (Adjusted for 1:4 reverse split of the company's common stock on January 4, 2000).

			Number of securities underlying unexercised options at fiscal year-end (#)	Value of unexercised in-the-money options at fiscal year-end ($)
Name	Shares acquired on exercise (#)	Value Realized ($)	Exercisable/ unexercisable	Exercisable/ unexercisable*
Anthony Chan, President and Chief Executive Officer	0	0	601,875 / 50,000	$3,750.00 / $0
George Chung, Chairman of the Board	0	0	601,875 / 50,000	$3,750.00 / $0

---------------------------

* Assumes a fair market value of $0.3125 per share at the close of March 31, 2001.

The compensation for the Company's key management will be evaluated from time to time by the Board. The Board may, in its discretion, award these individuals cash bonuses, options to purchase shares of the Common Stock under the Company's Equity Incentive Plan and such other compensation, including equity-based compensation, as the Board, or a committee thereof, shall approve from time to time.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of March 31, 2001, certain information with respect to stock ownership of (i) all persons known by the Company to be beneficial owners of 5% or more of its outstanding shares of Common Stock; (ii) each director; and (iii) all directors and officers as a group.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock	Percentage of Common Stock Ownership*
Anthony Chan	978,360 (2)	3.85%
George Chung	970,460 (3)	3.82%
William T. Duffy	45,125 (4)	***
Jan D. Hutchins	162,500 (5)	***
All officers and directors as a group (4 persons) Holley Holding (U.S.A.) Ltd.	2,156,445 (6) 12,610,837	8.48% 49.61%

_______________________

*** Represents less than one percent.

(1) The addresses for the directors and executive officers is c/o American Champion Entertainment, Inc., 22320 Foothill Blvd., Suite 260, Hayward, California 94541.

(2) Includes 601,875 shares subject to presently exercisable options granted under our 1997 stock option plan. Does not include 50,000 subject to options which are not presently exercisable or exercisable within 60 days.

(3) Includes (i) 601,875 shares subject to presently exercisable options granted under our 1997 stock option plan and (ii) 1,100 shares owned by Mr. Chung's wife. Does not include 50,000 subject to options which are not presently exercisable or exercisable within 60 days.

(4) Includes 33,125 shares subject to presently exercisable options granted under our 1997 stock option plan.

(5) Includes 132,500 shares subject to presently exercisable options granted under our 1997 stock option plan.

(6) Includes an aggregate of 1,369,375 shares subject to presently exercisable options granted under our 1997 stock option plan. Does not include 100,000 shares subject to options which are not presently exercisable or exercisable within 60 days.

Item 12. Certain Relationships and Related Transactions

As of December 31, 2000, the company received personal loans in the total of $100,000 from relatives of the Chairman, Mr. George Chung, and such loans bear a 12% annual interest rate. As of December 31, 2000, the company also received a personal non-interest bearing loan in the amount of $41,000 from the President & CEO, Mr. Anthony Chan.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

See Index to Exhibits at pages 38 to 39 of this Form 10-KSB.

(b) Reports on Form 8-K

The Company filed a Form 8-K on December 29, 2000 pursuant to Company's acquisition of 80% of BA Network. The Company also filed a Form 8-K on January 18, 2001 pursuant to the purchase of the Company's convertible debt by Holley Holding (U.S.A.) Ltd.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2001

American Champion Entertainment, Inc.

By:	/s/ Anthony K. Chan

Anthony K. Chan
Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By: /s/ Anthony K. Chan Anthony K. Chan	Chief Executive Officer (Principal Executive Officer) and Director	April 16, 2001
By: /s/ Licheng Wang Licheng Wang	Chairman of the Board and Director	April 16, 2001
By: /s/ Yuanhao Li Yuanhao Li	Vice Chairman of the Board and Director	April 16, 2001
By: /s/ George Chung George Chung	Vice Chairman of the Board and Director	April 16, 2001
By: /s/ Alan Mok Alan Mok	Vice Chairman of the Board and Director	April 16, 2001
By: /s/ William T. Duffy William T. Duffy	Director	April 16, 2001
By: /s/ Jan D. Hutchins Jan D. Hutchins	Director	April 16, 2001

AMERICAN CHAMPION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

                                                         DECEMBER 31,        Proforma
                                               --------------------------  December 31,
                                                   2000          1999         2000 *
                                               ------------  ------------  ------------
ASSETS                                                                     (Unaudited)
  Cash....................................... $    106,106  $     32,514  $    106,106
  Accounts receivable, net of allowance
    of $96,958 and $-0- in 2000 and 1999.....    5,121,439       481,449     5,121,439
  Loans receivable, related parties..........      124,796       114,937       124,796
  Prepaid expenses...........................      149,550         7,460       149,550
  Property and equipment, net................      258,117       312,949       258,117
  Investments................................       37,647       203,110        37,647
  Goodwill...................................      187,666           -         187,666
  Film costs, net............................    3,950,000     7,553,133     3,950,000
  Note receivable............................      166,751       354,814       166,751
  Other assets...............................          -         226,084           -
                                               ------------  ------------  ------------
    Total Assets............................. $ 10,102,072  $  9,286,450  $ 10,102,072
                                               ============  ============  ============

LIABILITIES
  Accounts payable and accrued expenses...... $  4,123,705  $  1,042,577  $  4,123,705
  Notes payable, related parties.............      138,980        84,100       138,980
  Other......................................      153,849         4,245       153,849
  Securities to be issued....................    2,228,391           -         150,000
  Foreign taxes payable......................      948,017           -         948,017
  Deferred revenues..........................          -          16,920           -
  Notes payable..............................    1,606,043       450,183       135,227
                                               ------------  ------------  ------------
    Total Liabilities........................    9,198,985     1,598,025     5,649,778
                                               ------------  ------------  ------------
MINORITY INTEREST............................      144,406           -         144,406
                                               ------------  ------------  ------------
COMMITMENTS AND
  CONTINGENCIES, Note 10                               -             -             -

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 per share,
    6,000,000 shares authorized,
    none issued or outstanding...............          -             -             -
  Common stock, $.0001 par value;
    40,000,000 shares authorized.............          941           494         2,539
  Additional paid-in capital.................   24,464,507    17,594,371    28,012,116
  Accumulated deficit........................  (23,706,767)   (9,906,440)  (23,706,767)
                                               ------------  ------------  ------------
    Total Stockholders' Equity...............      758,681     7,688,425     4,307,888
                                               ------------  ------------  ------------
                                              $ 10,102,072  $  9,286,450  $ 10,102,072
                                               ============  ============  ============

*   - The unaudited proforma balances are presented as if the transaction described in Note 18 had taken place on December 31, 2000.

The accompanying notes are an integral part of these financial statements.

AMERICAN CHAMPION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                            --------------------------
                                                                2000             1999
                                                            ------------  ------------
REVENUE
  Film income and sponsorship fees........................ $    154,520  $    517,995
  Network cabling - service & sales of related materials..      895,016            -
  Sales of unrelated materials ...........................    2,149,624            -
  Sporting events promotion...............................      400,000            -
  Other...................................................       13,417        64,657
                                                            ------------  ------------
    Total revenue.........................................    3,612,577       582,652
                                                            ------------  ------------
COSTS AND EXPENSES
  Cost of sales - Film income.............................       33,177       458,274
  Cost of sales - Network cabling.........................      555,203            -
  Cost of sales - Sales of unrelated materials............    2,054,185            -
  Film cost reserve.......................................    3,697,224            -
  Selling.................................................    1,413,092       481,686
  Salaries and payroll taxes..............................    2,361,393       427,475
  Rent....................................................      120,281       122,500
  General and administrative..............................    3,526,921     3,136,017
                                                            ------------  ------------
    Total costs and expenses..............................   13,761,476     4,625,952
                                                            ------------  ------------
                                                            (10,148,899)   (4,043,300)
                                                            ------------  ------------
OTHER INCOME (EXPENSE)
  Interest expense........................................     (313,939)     (197,184)
  Interest - Beneficial conversion feature of debentures..     (712,896)   (1,233,684)
  Interest - Debenture conversion expense.................   (2,078,391)     (741,210)
  Loss on investments.....................................     (246,404)           -
                                                            ------------  ------------
                                                             (3,351,630)   (2,172,078)
                                                            ------------  ------------
LOSS FROM OPERATIONS......................................  (13,500,529)   (6,215,378)

MINORITY INTEREST EARNINGS................................      (54,583)           -
                                                            ------------  ------------
LOSS FROM OPERATIONS BEFORE
   PROVISION FOR INCOME TAXES.............................  (13,555,112)   (6,215,378)

PROVISION FOR INCOME TAXES................................      134,457         1,246
                                                            ------------  ------------
NET LOSS FROM CONTINUING OPERATIONS.......................  (13,689,569)   (6,216,624)

LOSS FROM DISCONTINUED OPERATIONS.........................     (110,758)     (181,704)
                                                            ------------  ------------
NET LOSS.................................................. $(13,800,327) $ (6,398,328)
                                                            ============  ============

Weighted average number of shares outstanding.............    7,323,154     2,385,622
                                                            ============  ============

Basic and diluted loss per share, continuing operations... $      (1.85) $      (2.61)

Basic and diluted loss per share, discontinued operations.        (0.02)        (0.08)
                                                            ------------  ------------
Basic and diluted loss per share, net income.............. $      (1.88) $      (2.68)
                                                            ============  ============

The accompanying notes are an integral part of these financial statements.

AMERICAN CHAMPION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                        Common
                                        Stock                                                   Total
                                        Number      Common       Paid-in      Accumulated   Stockholders'
                                      of Shares      Stock       Capital        Deficit        Equity
                                     ------------  ---------  -------------  -------------  -------------
Balance, December 31, 1998..........   1,313,562  $     131  $   7,413,184  $  (3,508,112) $   3,905,203

Common stock and warrants issued
  in connection with debentures.....      37,500          4        349,676            -          349,680
Conversion of debentures
  to common stock...................   2,557,665        256      3,730,854            -        3,731,110
Exercise warrants to purchase
  common stock......................     346,250         35      1,092,104            -        1,092,139
Exercise options to purchase
  common stock......................     221,500         22        365,603            -          365,625
Common stock issued for services....     393,860         39      1,216,664            -        1,216,703
Warrants issued for services........         -          -        1,329,593            -        1,329,593
Options to purchase common
  stock issued for services.........         -          -          393,520            -          393,520
Common stock and warrants issued
  for redemption of debentures......      66,983          7        469,489            -          469,496
Beneficial conversion feature
  of debentures.....................         -          -        1,233,684            -        1,233,684
Net loss for year ended
  December 31, 1999.................         -          -              -       (6,398,328)    (6,398,328)
                                     ------------  ---------  -------------  -------------  -------------
Balance, December 31, 1999..........   4,937,320        494     17,594,371     (9,906,440)     7,688,425

Warrants issued in connection
  with debentures...................         -          -        1,067,602            -        1,067,602
Warrants issued for services........         -          -          380,943            -          380,943
Conversion of debentures
  to common stock...................   1,581,891        159      1,538,275            -        1,538,434
Exercise warrants to purchase
  common stock......................     293,542         29        459,721            -          459,750
Exercise options to purchase
  common stock......................     559,875         56        603,634            -          603,690
Redemption of common stock..........     (31,250)        (3)       (62,679)           -          (62,682)
Common stock issued for services....   1,341,488        134        720,876            -          721,010
Options to purchase common
  stock issued for services.........         -          -          489,495            -          489,495
Common stock issued to
  employees.........................     723,000         72      1,323,668            -        1,323,740
Beneficial conversion feature
  of debentures.....................         -          -          712,996            -          712,996
Original issue discount written off
  upon redemption of debentures.....         -          -         (364,395)           -         (364,395)
Net loss for year ended
  December 31, 2000.................         -          -              -      (13,800,327)   (13,800,327)
                                     ------------  ---------  -------------  -------------  -------------
Balance, December 31, 2000..........   9,405,866  $     941  $  24,464,507  $ (23,706,767) $     758,681
                                     ============  =========  =============  =============  =============

The accompanying notes are an integral part of these financial statements.

AMERICAN CHAMPION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          YEAR ENDED DECEMBER 31,
                                                        --------------------------
                                                            2000             1999
                                                        ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss............................................ $(13,800,327) $ (6,398,328)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Securities issued for services..................    2,915,202     2,939,816
      Non-cash charge for beneficial conversion
        feature of debentures.........................      712,996     1,233,684
      Conversion of debenture interest to
        common stock..................................       38,421        88,828
      Depreciation and amortization...................      125,588       540,724
      Redemption of debentures........................    2,078,391       638,202
      Amortization of original issue discount
        on long-term debt.............................      194,148        52,530
      Bad debts.......................................      905,807        15,075
      Amortization of loan fees & consulting fees.....      495,957            -
      Film cost reserve...............................    3,697,224            -
      Loss on investments.............................      246,403            -
      Increase in minority interest...................       54,583            -
  (Increase) decrease in
    Accounts receivable...............................   (3,003,726)     (443,774)
    Prepaid expenses and other........................           -       (165,604)
    Inventory.........................................     (132,620)           -
  Increase (decrease) in
    Accounts payable and accrued expenses.............    1,994,556       (75,482)
    Deferred revenues.................................      (16,920)      (61,100)
    Income taxes payable..............................      134,325            -
                                                        ------------  ------------
      Net cash used for operating activities..........   (3,359,992)   (1,635,429)
                                                        ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment..................       (5,519)       (8,243)
  Payments for film costs.............................     (125,148)   (2,621,904)
  Deposit related to acquisition......................           -       (203,110)
  Advances to stockholders............................      (33,617)           -
  Increase in notes receivable........................      (71,408)     (300,000)
  Payments received on notes receivable...............           -         10,534
  Acquisition of BA Network, net of cash acquired.....     (217,603)           -
  Sale of investments.................................       15,950            -
                                                        ------------  ------------
      Net cash used for investing activities..........     (437,345)   (3,122,723)
                                                        ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of common stock options......      603,690       365,625
  Proceeds from exercise of warrants..................      459,750     1,092,139
  Redemption of common stock..........................      (62,683)           -
  Proceeds on loans from related parties..............       57,219       120,400
  Payments on loans from related parties..............      (84,100)     (173,337)
  Proceeds on notes payable...........................    3,085,750     5,114,089
  Payments on notes payable...........................     (188,697)   (1,724,448)
  Principal payments on capital leases................           -         (6,565)
                                                        ------------  ------------
      Net cash provided by financing activities.......    3,870,929     4,787,903
                                                        ------------  ------------
NET INCREASE IN CASH..................................       73,592        29,751

CASH, beginning of year...............................       32,514         2,763
                                                        ------------  ------------
CASH, end of year..................................... $    106,106  $     32,514
                                                        ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest.......................................... $     81,270  $     66,711
                                                        ============  ============

    Foreign and state income taxes.................... $    (54,583) $      1,543
                                                        ============  ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
    Long-term debt converted to equity................ $  1,135,605  $  3,731,110
                                                        ============  ============
    Beneficial conversion feature of debentures....... $    712,896  $  1,233,684
                                                        ============  ============
    Common stock warrants issued with debt............ $    799,736  $    349,680
                                                        ============  ============
    Common stock and warrants issued related
      to services..................................... $  2,425,707  $  2,939,816
                                                        ============  ============
    Options granted related to services............... $    489,495  $         -
                                                        ============  ============
    Common stock and warrants issued related
      to redemption of debentures..................... $  2,078,391  $    469,496
                                                        ============  ============

The accompanying notes are an integral part of these financial statements.

AMERICAN CHAMPION ENTERTAINMENT, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

Note 1 - Acquisition of Beijing Wisdom Net Technology, Co., Ltd.

Acquisition - In September 2000, the Company acquired an 80% interest of Beijing Wisdom Net Technology, Co., Ltd. ("BA Networks"), located in Beijing, People's Republic of China. The acquisition was accounted for using the purchase method of accounting. Under this method, the purchase price was allocated to the individual assets acquired, based on the fair values at the date of acquisition. The total purchase price paid to BA Networks, including 800,000 shares of the Company's common stock was $450,000. The accompanying financial statements include the results of operations for BA Network for the fourth quarter of 2000. As a result of applying the purchase accounting, the Company has recorded goodwill which is being amortized over 5 years. A summary of the assets acquired and liabilities assumed on the acquisition date are as follows:

Cash................................................. $     82,397
Accounts receivable..................................    2,326,980
Other receivables....................................       14,654
Goodwill.............................................      187,666
Inventories..........................................        9,469
Property and equipment...............................       34,180
Advance to suppliers.................................       14,097
Amount due from shareholders.........................        2,007
Accounts payable and accrued expenses................   (1,102,409)
Advances from customers..............................     (136,369)
Income tax payable...................................     (179,951)
Other tax payable....................................     (606,589)
Amount due to shareholders...........................      (81,760)
Other payables.......................................      (24,549)
Minority Interest....................................      (89,823)
                                                       ------------
Acquisition Price....................................      450,000

Common stock to be issued to seller..................     (150,000)
                                                       ------------
Cash paid for acquisition............................ $    300,000
                                                       ============

The schedule below reflects unaudited pro forma combined results of the Company and BA Networks as if the acquisition had taken place at the beginning of 1999. In management's opinion, these unaudited pro forma amounts are not necessarily indicative of what the actual results of operations might have been if the acquisition has been effective at the beginning of 1999.

                                           YEAR ENDED DECEMBER 31,
                                         --------------------------
                                             2000          1999
                                         ------------  ------------
                                         (Unaudited)   (Unaudited)
Net sales.............................. $  6,018,000  $  1,799,000
                                         ============  ============
Net loss............................... $(13,160,000) $ (6,227,000)
                                         ============  ============
Net loss per diluted share............. $      (1.80) $      (2.61)
                                         ============  ============

Note 2 - Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation - The consolidated financial statements include the accounts of American Champion Entertainment, Inc. (the "Company") and its wholly owned subsidiary, America's Best Karate ("ABK"), which owns 100% of American Champion Media, Inc. ("AC Media"), and its 80%-owned subsidiary, Beijing Wisdom Net Technology, Co., Ltd., ("BA Networks"), and American Champion Marketing ("AC Marketing"), which is a wholly owned subsidiary of AC Media. There was no activity in AC Marketing during 2000. All significant intercompany accounts and transactions have been eliminated in consolidation. The foreign currency translation adjustment related to BA Networks is not material.

At December 31, 2000, BA Networks had not commenced the necessary procedures to change the legal status of BA Networks to a foreign invested enterprise or applied for the necessary PRC governmental approvals for the transfer of ownership. On October 28, 2000, BA Networks signed a letter of intent with the Company to set up a Co-operative Joint Venture ("CJV") in China into which all BA Network's assets will be transferred. The CJV will be owned 80% by the Company and 20% by BA Networks. The establishment the CJV was approved by the Beijing Municipal Government on December 1, 2000 and the business license was granted on December 20, 2000. Up to March 28, 2001, no transfers have been made by BA Networks.

Nature of Operations - BA Network is in the business of computer and communication network deployment, apartment and office building security automation deployment and related consulting services. Sales of unrelated materials consist of steel and wire products. The operations of BA Networks are conducted exclusively in the People's Republic of China ("PRC"). A summary of the assets of BA Networks is included in Note 13. The books and records of BA Networks are maintained in Renminbi, which is the currency the majority of BA Networks transactions are denominated. All amounts have been converted to United States dollars in the accompanying financial statements. AC Media focuses on operating and managing all media-related programs for the Company. These programs consist of production of educational television programs for children, which emphasize martial arts values and fun. ABK was involved in the operations of the Company's karate studios, which have been discontinued.

Revenue Recognition - Revenue from films is recognized on delivery of each master. Film costs are amortized using the individual-film-forecast-computation method, which amortizes costs in the ratio that current gross revenues bear to anticipated total gross revenues from all sources. The management of AC Media periodically reviews its estimates of future revenues for each master and if necessary a revision is made to amortization rates and a write down to net realizable value may occur. During the year ended December 31, 2000, management determined that based on the current licensing agreements in place with respect to films released, a reserve of $3,697,224 should be established. Revenue from the Company's communication services is recognized when the earnings process is complete. These revenues are presented net of sales taxes.

Concentrations of Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash with financial institutions deemed by management to be of high credit quality. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. It is at least reasonably possible that the activities of BA Networks, which are conducted in the People's Republic of China, may be disrupted in the near term from factors outside the control of the Company such as from negative effects of economic and political forces.

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

Film Costs - Film costs consist of the capitalized costs related to the production of original film masters for videos and television programs. The net film costs are presented on the balance sheet at the net realizable value for each master. During 2000 the Company established a reserve against the capitalized film costs to reduce the carrying amount to the estimated net realizable value.

Other Assets - Other assets for 1999 consists of a deposit for the acquisition of Great Wall. The acquisition did not go through and the deposit was reclassified to note receivable. At December 31, 2000, the total amount of $203,110 was written down to $81,244.

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

Basic Loss Per Share - Basic loss per share is based on the weighted average outstanding shares issued. Because the Company has a net loss, the common stock equivalents would have an anti-dilutive effect on earnings per share. Accordingly, basic earnings per share and diluted earnings per share are the same.

Income Taxes - Income taxes are accounted for using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities at the applicable enacted tax rates. Generally accepted accounting principles require a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company and its Subsidiaries (with the exception of BA Networks) file a consolidated tax return. BA Networks is subject to PRC income tax at a rate of 33% (see Note 10). There are no material temporary differences between the financial statement and tax basis of assets and liabilities with respect to BA Networks

Securities to be Issued - Securities to be issued represents the securities to be issued in connection with the induced conversion of the debentures discussed in Note 18. The securities related to additional shares to be issued as a result of modification of the conversion terms and other shares and securities issued to others in connection with this transaction. The related conversion expense is included in the accompanying statement of operations as "Interest - Debenture conversion expense". The balance sheet account also includes shares of common stock to be issued in connection with the acquisition described in Note 1.

Beneficial Conversion Feature of Debentures - The beneficial conversion feature of debentures relates to the accounting under Emerging Issues Task Force Consensus 98-5. Under this standard the Company is required to record a charge as interest expense when the conversion terms of convertible debentures provide for a discount from the fair market value of the stock when computing shares to be received by the debenture holders when the debentures are converted to common stock.

Reclassifications - Certain reclassifications have been made to the 1999 amounts to conform to the current presentation.

Presentation - Management believes utilizing a classified balance sheet presentation is not appropriate, as the operating cycle of the media-related segment of the Company is expected to exceed 12 months. Accordingly, an unclassified presentation is utilized for the accompanying balance sheet, which is an acceptable method under SFAS No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films."

Use of Estimates, Risks and Uncertainties - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates used in these financial statements include the recovery of film costs, which has a direct relationship to the net realizable value of the related asset. It is at least reasonably possible that management's estimate of revenue from films could change in the near term, which could have a material adverse effect on the Company's financial condition and results of operations.

Note 3 - Discontinued Operations

During 2000 the Company closed its last karate studio. Accordingly, the operations related to the Company's karate studio operations have been presented as discontinued operations in the accompanying financial statements.

Note 4 - Property and Equipment

                                                       2000          1999
                                                   ------------  ------------
Furniture and fixtures........................... $     62,206  $     60,448
Equipment........................................       96,377        70,429
Vehicles.........................................       17,786            -
Production equipment.............................      404,387       404,387
Leasehold improvement............................       13,501            -
                                                   ------------  ------------
                                                       594,257       535,264

Less accumulated depreciation and amortization...      336,140       222,315
                                                   ------------  ------------
                                                  $    258,117  $    312,949
                                                   ============  ============

Depreciation expense was $94,531 and $75,673 for the years ended December 31, 2000 and 1999, respectively.

Note 5 - Film Costs

Film costs consist of the capitalized costs related to the production of videos and programs for television as follows:

                                                      2000          1999
                                                  ------------  ------------
Television program
  The Adventures With Kanga Roddy, net of
    reserve of $3,537,259 at December 31, 2000.. $  4,665,557  $  8,077,669
Videos
  Montana Exercise Video, net of reserve of
    $148,253 at December 31, 2000...............           -        148,253
  Strong Mind Fit Body, net of reserve of
    $18,042 at December 31, 2000................           -         18,042
                                                  ------------  ------------
                                                    4,665,557     8,243,964

Less accumulated amortization                         715,557       690,831
                                                  ------------  ------------
                                                 $  3,950,000  $  7,553,133
                                                  ============  ============

A reserve was established to reduce the capitalized film costs of The Adventures With Kanga Roddy to its net realizable value at December 31, 2000. Other investments in both Montana Exercise Video and the videos of the Strong Mind Fit Body were fully reserved as management believes these videos would not generate future revenues for the Company.

Note 6 - Notes Payable, Related Parties

The notes payable to related parties bear interest at 0% to 12% and are unsecured. Substantially all amounts due have been repaid subsequent to year-end.

Note 7 - Notes Payable

  Debentures, interest at 7% due quarterly,
    unsecured and due September 30, 2002, net of
    original issue discount of $23,741.  Converted
    during 2000..................................... $         -   $    226,259

  Debentures, interest at 8% due quarterly,
    unsecured and due December 20, 2000, net of
    original issue discount of $154,897.
    Convertible to common stock at $1.75 per
    share...........................................      845,103            -

  Debentures, interest at 6% due quarterly,
    unsecured and due September 12, 2003, net
    of original issue discount of $374,287.
    Convertible to common stock at the lesser
    of 85% of the market price of the common
    stock on the date of conversion or $0.8766......      625,713            -

  Notes payable to individuals, interest at 0%
    to 12%, unsecured and due at various dates
    during 2000.....................................      113,500       170,000

  Drawings from a $40,000 bank business credit
    card line with interest at the banks prime
    rate plus 6.5%..................................       21,726        36,253

  Other.............................................           -         17,671
                                                      ------------  ------------
                                                     $  1,606,042  $    450,183
                                                      ============  ============

Subsequent to year-end, the debentures of $845,103 and $625,713, together with accrued interest, were converted to 13,717,045 shares of common stock. The original terms of the debentures were modified. See Note 18 related to debenture conversion expense. The remaining notes payable are substantially all due in 2001.

Note 8 - Income Taxes

Reconciliation of the federal statutory tax rate of 34% and state tax rate of 8.8% to the recorded amounts are as follows:

                                                         2000          1999
                                                     ------------  ------------
Federal tax benefit at statutory rates............. $ (4,300,000) $ (2,150,000)
State tax benefit at statutory rates...............   (1,200,000)     (550,000)
Non-deductible securities issued for services
   and beneficial conversion feature of debentures.    2,039,457     1,301,543
Increase in valuation allowance....................    3,595,000     1,400,000
                                                     ------------  ------------
                                                    $    134,457  $      1,543
                                                     ============  ============

The Company has net operating loss (NOL) carryforwards for federal and state income tax purposes of approximately $15,000,000, the benefits of which expire in 2012 through 2020 for federal purposes and through 2005 for state purposes. The NOLs created by the Company's subsidiaries prior to being consolidated with the Company and the NOLs subsequently created as a consolidated group, may have limitations related to the amount of usage by each subsidiary or the consolidated group as described in the Internal Revenue Code. In addition, because of changes in ownership of the Company, the utilization of NOLs in any one-year will be limited by Section 382 of the Internal Revenue Code. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                          2000          1999
                                                      ------------  ------------
DEFERRED TAX ASSETS
  NOL carryforward                                   $  4,500,000  $  2,600,000
  Deferred revenue                                             -          5,000
  Amortization of film costs                            1,700,000            -
  Valuation allowance                                  (6,170,000)   (2,575,000)
                                                      ------------  ------------
                                                           30,000        30,000
                                                      ------------  ------------
DEFERRED TAX LIABILITIES
  Depreciation                                             30,000        30,000
                                                      ------------  ------------
                                                           30,000        30,000
                                                      ------------  ------------
                                                     $         -   $         -
                                                      ============  ============

Management believes that some of the excess NOL carryforwards over temporary differences may be utilized in future periods. However, due to the uncertainty of future taxable income and limitations related to Section 382 of the Internal Revenue Code, a valuation allowance for the net amount of the deferred tax assets and liabilities has been recorded at December 31, 2000 and 1999.

Note 9 - Lease Commitments

The Company leases an office facility under operating lease that expires in August. Future minimum lease payments under this operating lease are as follows.

2001...................................... $   71,500
2002......................................     73,700
2003......................................     75,900
2004......................................     51,600
Thereafter................................         -
                                            ----------
Total minimum lease payments.............. $  272,700
                                            ==========

Note 10 - Commitments and Contingencies

In September 1996, the Company entered into an agreement with the director of The Adventures With Kanga Roddy television program, whereby the director would receive 2% in the distribution of net profits from the TV broadcasting, syndication, and video sales of the first 13 episodes of that program.

The Company has entered into a distribution agreement with KTEH, the public broadcasting system ("PBS") station serving the San Jose, California area, for the exclusive right to distribute the "The Adventures with Kanga Roddy" series throughout the United States. Under the terms of the Distribution Agreement, the Company will receive $430,000, which is based on delivery of 13 episodes to KTEH. This amount was recognized in revenue in prior years. KTEH agreed to purchase an additional 26 episodes and 2 one-hour specials for approximately $900,000. The Company recognized revenue of $433,000 during 1999 under this agreement. No revenue pursuant to these agreements was recognized during 2000. The agreement expires April 2001.

During 1998, the Company entered into a non-exclusive toy licensing agreement with Timeless Toys with respect to the "The Adventures with Kanga Roddy" television program. Under the agreement, the Company is entitled to an 8% royalty. The agreement expires in January 2001.

On December 27, 2000, the Company entered into a worldwide distribution agreement with respect to "The Adventures with Kanga Roddy" television program with World Channel, Inc.. Under the agreement, World Channel will have the exclusive rights for exhibition, distribution, process and reproduction and all commercial exploitation of the program for a period of five years. The agreement requires World Channel to make five annual installments of $600,000 on or before the end of each of the years 2001 through 2005.

Until December 31, 2000, BA Networks did not file tax returns and pay Value Added Tax ("VAT") amounting to $590,000 and income tax of $315,000. Such amounts have been accrued in these financial statements. Under PRC tax regulations, taxpayers are required to file their VAT and income tax returns including making the relevant tax payments by the 10th of the following month and the 15th day of the month following each calendar quarter, respectively. Delays in filing tax returns and making tax payments may result in tax authorities imposing late payment interest at 0.2% on a daily basis. Late payment penalties may also be imposed at the discretion of the tax authorities. Amounts payable, if any, depend on negotiation with the tax authorities, and any penalties or interest that may be levied are not determinable by management.

Note 11 - Related Party Transactions

During 2000 and 1999, the Company paid $5,000 and $2,500, respectively, to two stockholders for story lines and scripts for the production of the television series "The Adventures with Kanga Roddy."

Loan receivable from related parties are unsecured and due on demand.

Note 12 - New Authoritative Pronouncements

During 2000 Statement of Position ("SOP") 00-2, Accounting by Producers or Distributors of Films, was issued. This new standard replaces Statement of Financial Accounting Standards No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films. SOP 00-2 is effective for years beginning after December 15, 2000. Management does not expect the adoption of this new standard to have a material effect on the Company's financial statements.

Note 13 - Industry Segments

During 2000, the Company acquired 80% of Beijing Wisdom Net Technology, Co., Ltd (see Note 1), which is engaged in computer and communication network deployment and related consulting services. The Company is also involved in the development of educational television programs and fitness videos. These two lines of business are segmented into two categories for reporting purposes. Television and videos reflect the activities related to the development and production of educational television programs and fitness videos. Communication revenue and cost of sales related to the deployment of computer and communication network. The corporate segment includes $400,000 of sporting events sponsorship fees for 2000. The balance of revenues consists primarily of interest income.

The relative contributions to net sales, income from operations and identifiable assets of the Company's industry segments for the years ended December 31, 2000 and 1999 are as follows:

                                                                2000          1999
                                                            ------------  ------------
Net Sales [1]:
  Videos and Television................................... $    154,520  $    517,995
  Corporate...............................................      413,417        64,657
  Network cabling - service & sales of related materials..      895,016            -
  Sales of unrelated materials (other building materials).    2,149,624            -
                                                            ------------  ------------
                                                           $  3,612,577  $    582,652
                                                            ============  ============
Depreciation and Amortization:
  Videos and Television................................... $    121,894  $    539,172
  Network cabling - service & sales of related materials..        3,694            -
                                                            ------------  ------------
                                                           $    125,588  $    539,172
                                                            ============  ============
Capital Expenditures
  Videos and Television................................... $      5,519  $      8,243
                                                            ============  ============
Operating income (loss)
  Videos and Television................................... $ (5,597,010) $ (1,367,878)
  Network cabling & sales of unrelated materials..........      352,689            -
  Corporate...............................................   (8,310,791)   (4,848,745)
                                                            ------------  ------------
                                                           $(13,555,112) $ (6,216,623)
                                                            ============  ============

[1] There were no sales between industry segments.

                                                                2000          1999
                                                            ------------  ------------
Identifiable Assets:
  Videos and Television................................... $  3,391,081  $  8,329,256
  Network cabling & sales of unrelated materials..........    5,506,753            -
  Corporate...............................................      254,239       957,194
                                                            ------------  ------------
                                                           $  9,152,073  $  9,286,450
Geographic Areas                                            ============  ============
  Net Sales
     United States........................................ $    567,937  $    582,652
     People's Republic of China...........................    3,044,640            -
                                                            ------------  ------------
                                                           $  3,612,577  $    582,652
                                                            ============  ============
  Property
     United States........................................ $  3,645,320  $  9,286,450
     People's Republic of China...........................    5,506,753            -
                                                            ------------  ------------
                                                           $  9,152,073  $  9,286,450
                                                            ============  ============

Note 14 - Employment Agreements

During 1997, the Company entered into employment agreements with each of Mr. Chung, Mr. Chan, Mr. Berryessa, and Mr. Hutchins. Each agreement has a term of five years except Mr. Hutchins, which is two years. Pursuant to the agreements, the Company will pay to these individuals a base salary of $150,000, $150,000, $105,000 and $75,000 per year, respectively. Each agreement also provides for the following bonuses: (i) options to purchase 87,500, 87,500, 25,000 and 20,000 shares of Common Stock of the Company, respectively, exercisable at 120% of the public Offering price of the Common Stock of the Company upon consummation of the Offering ($6 per share) and (ii) $200,000, $200,000, $100,000 and $100,000, respectively, if all of the Warrants issued to the public in the Offering are exercised by the holders thereof within the five-year (two-year for Mr. Hutchins) exercise period of such Warrants. Additional options to purchase 20,000, 20,000, 15,000 and 10,000 shares of the Company's Common Stock will be granted at the end of each twelve-month period beginning July 1, 1998 at $6.5625 per share. The executives are also entitled to certain fringe benefits. If any of these individuals is terminated other than for cause, death or disability, the Company is obligated to pay such executive an amount equal to his base salary then in effect for the remaining term of the agreement. Mr. Berryessa and Mr. Hutchins voluntarily left the Company in August 1999 and September 2000, respectively.

Note 15 - Stock Plans

The Stock Plan was adopted by the Board of Directors and stockholders of the Company during 1997. Subsequently, the shares available under the plan were increased from 200,000 to 4,000,000. The Plan provides for the grant of stock options, stock appreciation rights ("SARs") and other stock awards to employees of the Company or any consultant or advisor engaged by the Company who renders bona fide services to the Company; provided, that such services are not in connection with the offer or sale of securities in a capital raising transaction. The Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). Stock options may be granted by the Committee on such terms, including vesting and payment forms, as it deems appropriate in its discretion; provided, that no option may be exercised later than ten years after its grant, and the purchase price for incentive stock options and non-qualified stock options shall not be less than 100% and 85% of the fair market value of the Common Stock at the time of grant, respectively.

Unless terminated by the Board of Directors, the Plan continues until December 2007. The Plan provides for the automatic grant to each of the Company's non-employee directors of (i) an option to purchase 1,250 shares of Common Stock on the date of such director's initial election or appointment to the Board of Directors (the "Initial Grant") and (ii) an option to purchase 500 shares of Common Stock on each anniversary thereof on which the director remains on the Board of Directors (the "Annual Grant"). The options will have an exercise price of 100% of the fair market value of the Common Stock on the date of grant and have a 10-year term.

Note 16 - Common Stock

The Company also issued 1,035,000 and 652,985 warrants in connection with the debentures issued during 2000 and 1999, respectively. The Company received no proceeds related to these warrants. The value of these warrants has been accounted for as original issue discount (OID). The OID is being amortized against the related debt. The Company has also issued 210,000 and 2,374,167 warrants during 2000 and 1999, respectively, as consideration for services provided to the Company. These warrants were valued at $380,943 and $1,329,593, respectively, using the Black-Scholes option pricing model. At December 31, 2000 and 1999, included in other assets is $0 and $215,000, respectively, related to unamortized costs of consulting agreements. During 1999, the Company also issued 175,000 warrants to redeem debentures. The Company, with the consent of the stockholders, affected a 1 for 4 reverse split of its common stock during 2000. All holders of the Company stock received one share of stock for every four shares held on the effective date of the reverse split. Shares for all years have been adjusted to reflect the split.

Note 17 - Stock Options

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

Stock options granted to non-employees for services provided to the Company are accounted for under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." The Company accounted for 597,000 and 1,109,834 options under this method with a value of $489,495 and $393,050 during 2000 and 1999, respectively.

Pro forma net earnings and earnings per share information, as required by SFAS 123, has been determined as if the Company had accounted for employee stock options under SFAS 123's fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2000 and 1999, respectively: risk free interest rate of 5.50% and 5.00%; dividend yield of 0% for both years; expected option life of 7.5 and 7 years; and volatility of 192% and 140%.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the one-year average vesting period of the options. The Company's pro forma net loss for the year ended December 31, 2000 and 1999, respectively, was $(15,996,000) and $(8,000,000) and pro forma net loss per share was $(2.18) and $(3.36).

                                           Shares of Common Stock
                                ----------------------------------------------
                                 Available For
                                   Grant of         Options
                                Option / Award     Under plan      Warrants
                                ---------------  --------------  -------------
Balance, December 31, 1998....              -          200,000        469,875
  Authorized..................       1,750,000              -              -
  Granted.....................      (1,224,583)      1,224,583        800,538
  Exercised or Lapsed.........              -         (241,916)      (346,250)
                                ---------------  --------------  -------------
Balance, December 31, 1999....         525,417       1,182,667        924,163
  Authorized..................       1,500,000              -              -
  Granted.....................      (1,610,500)      1,610,500      1,035,000
  Exercised or Lapsed.........              -         (677,750)      (293,542)
                                ---------------  --------------  -------------
Balance, December 31, 2000....         414,917       2,115,417      1,665,621
                                ===============  ==============  =============

                                                   Options and Warrants
              Options and Warrants Outstanding        Exercisable
            ------------------------------------ -----------------------
                          Weighted
                          Average      Weighted                Weighted
                         Remaining     Average                 Average
              Number    Contractual    Exercise    Number      Exercise
            Outstanding     Life        Price    Exercisable    Price
            ----------- ------------  ---------- -----------  ----------
1999
-----------
Options....  1,182,667          8.5  $     5.80     734,604  $     7.04
Warrants...    924,163          2.6       16.60     899,163       16.96

2000
-----------
Options....  2,115,417          7.0        2.95   1,562,292        3.31
Warrants...  1,665,621          2.5  $     9.96   1,665,621  $     9.96

Note 18 -Debenture Conversion

On December 27, 2000, the Company entered into an agreement with Holley Holding (U.S.A.) Ltd. (Holley), in which Holley agreed to acquire all outstanding debentures of the Company from the debenture holders. They also agreed that they would convert the debentures to common stock upon acquisition from the debenture holders. The debentures were purchased from the debenture holders and the debentures were converted to common stock on January 4, 2001. As part of the agreement, the conversion terms of the debentures were changed and the debentures were then converted to 13,717,045 shares of common stock. In connection with the agreement, the Company is obligated to issue 2,404,960 shares of stock to the prior debenture holders and certain other individuals. The Company has also agreed to issue 2,325,000 warrants to purchase common stock of the Company at a price of $0.16 per share. The Company also issued warrants and options to various parties related to the conversion. The value of the additional shares issued as a result of the change in conversion terms and securities issued in connection with the transaction was $2,078,391. This amount has been accrued and charged to expense as of December 31, 2000, the period in which the parties agreed to all terms of the transaction. The unaudited proforma presentation on the balance sheet of the Company presents the financial position of the Company as if this transaction was completed as of December 31, 2000.

Note 19 -Subsequent Events

In connection with the debenture conversion described in Note 18, Holley also agreed to contribute additional capital of $1,000,000 in exchange for 6,250,000 shares of the Company's common stock. The Company also entered into an agreement with an officer of Holley in which this person agreed to contribute additional capital of $1,000,000 in exchange for 6,250,000 shares of the Company's common stock.

Subsequent to year-end the Company entered into an agreement with The Holley Group of China ("Holley") to form a new subsidiary called "Power Automation Corporation". The terms of the agreement call for a joint investment from both ACEI and the Holley Group of over $800,000 and will give the Company 62.5% ownership of the newly formed Power Automation Corp. The Company also entered into an agreement for the development and delivery of up to 1,000,000 units of electronic, three-phase, multi function meters to Holley Science & Technology of Zhejiang China (``Holley Science'') over the next five years. The agreement calls for 100,000 units to be delivered within 2001 at an average sale price of $255 per unit.

Subsequent to year-end the Company increased the authorized shares of common stock from 40,000,000 to 100,000,000

Subsequent to year-end the Company was notified by NASDAQ that the common stock of the Company failed to meet the eligibility requirements to continue to be listed on the NASDAQ Small Cap Market. Effective April 3, 2001, the Company's stock began trading on the Over The Counter ("OTC") Bulletin Board.

On March 28, 2001 BA Networks and Heilongjiang Guomai Telecom Company Ltd. ("Ha Guo Mai"), entered into an agreement whereby BA Networks committed to contribute $337,000 to form a cooperative project with Ha Guo Mai to expand BA Networks' business in the broadband access market. BA Networks will have a 35% interest in the project.

Note 20 -Going Concern

Management's plans and the ongoing operations of the Company are expected to require working capital during 2001. In addition the Company has experienced continuing losses from operations. These factors cause substantial doubt about the ability of the Company to continue as a going concern. Management will be required to obtain additional capital to fund the ongoing operations during the remainder of 2001. Management expects to raise additional capital through the stock purchase agreements with Holley.

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

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
1.1(1)	Form of Underwriting Agreement
3.1(1)	Amended and Restated Certificate of Incorporation dated April
3.11(5)	Amended and Restated Certificate of Incorporation dated June 4
3.2(1)	Bylaws
4.1(1)	Specimen stock certificate
4.2(1)	Warrant Agreement with form of Warrant
4.3(1)	Form of Underwriters' Warrant
4.41(4)	Securities Purchase Agreement dated July 2, 1998
4.42(4)	Form of Debenture dated July 2, 1998
4.43(4)	Joint Escrow Instructions
4.44(4)	Registration Rights Agreement dated July 2, 1998
4.45(4)	Form of Warrant dated July 2, 1998
4.461(7)	Securities Purchase Agreement dated January 19, 1999
4.462(7)	Form of Debenture dated January 19, 1999
4.463(7)	Joint Escrow Instructions dated January 19, 1999
4.464(7)	Registration Rights Agreement dated January 19, 1999
4.465(7)	Form of Warrant dated January 19, 1999
4.471(9)	Securities Purchase Agreement dated June 17, 1999
4.472(9)	Form of Debenture dated June 17, 1999
4.473(9)	Joint Escrow Instructions dated June 17, 1999
4.474(9)	Registration Rights Agreement dated June 17, 1999
4.475(9)	Form of Warrants dated June 17, 1999
4.481(10)	Securities Purchase Agreement dated September 24, 1999
4.482(10)	Form of Debenture dated September 24, 1999
4.483(10)	Joint Escrow Instructions dated September 24, 1999
4.484(10)	Registration Rights Agreement dated September 24, 1999
4.485(10)	Form of Warrants dated September 24, 1999
4.491(16)	Private Equity Line of Credit between Sibson Holdings, Ltd, and American Champion Entertainment, Inc.
4.492(16)	Loan Agreement between American Champion Entertainment, Inc. the Lenders Signatory Hereto
5(1)	Opinion of Sheppard, Mullin, Richter & Hampton LLP
10.1(1)	1997 Stock Plan
10.2(1)	Form of Stock Option Agreement for 1997 Stock Plan
10.3(1)	1997 Non-Employee Directors Stock Option Plan
10.4(1)	Form of Non-Employee Directors Stock Option Agreement
10.8(1)	Promissory Note dated December 15, 1994 made payable by Messrs. Chung and Chan and their wives in favor of Michael Triantos Inc. Money Purchase and Profit Sharing Pension Plans Trust
10.9(1)	Employment Agreement between the Company and George Chung dated March 4, 1997, effective upon the closing date of the Offering
10.10(1)	Employment Agreement between the Company and Anthony Chan dated March 4, 1997, effective upon the closing date of the Offering
10.11(1)	Employment Agreement between the Company and Don Berryessa dated March 4, 1997, effective upon the closing date of the Offering
10.12(1)	Employment Agreement between the Company, AC Media and Jan Hutchins dated March 4, 1997, effective upon the closing date of the Offering
10.13(1)	Convertible Loan Agreement dated as of May 5, 1995, between ABK and David Y. Lei
10.15(1)	Amended Deal Memo between ABK and Rick Fichter dated February 23, 1997, with respect to payments related to the Kanga Roddy Series
10.17(1)	Form of Indemnification Agreement
10.19(1)	Letter dated October 29, 1996 from the Company to Tim Pettitt regarding certain payments to the Montanas
10.20(1)	Distribution Agreement dated June 18, 1996 by and between America's Best Karate and InteliQuest
10.21(1)	Distribution Agreement, dated May 6, 1997, by and between KTEH San Jose Public Television and American Champion Media, Inc.
10.22(1)	Letter Agreement, dated June 1997, between AC Media, Inc. and Sega of America, Inc.
10.23(1)	Business Loan Agreement between America's Best Karate and Karen Shen
10.24(1)	Business Loan Agreement between America's Best Karate and Thomas J. Woo
10.25(2)	Licensing Agent Agreement, dated July 25, 1997, between American Champion Media, Inc. and Sega of America, Inc.
10.26(3)	Continuous Distribution Agreement dated April 20, 1998 between KTEH, San Jose and American Champion Media, Inc.
10.27(3)	Sponsorship Agreement dated April 29, 1998 between Sara Lee Corporation and American Champion Media, Inc.
10.28(3)	Engagement Agreement dated April 24, 1998 between JW Charles and American Champion Entertainment, Inc.
10.29(5)	Amendment to Employment Agreement with George Chung, dated July 1998
10.30(5)	Amendment to Employment Agreement with Anthony Chan, dated July 1998
10.31(5)	Amendment to Employment Agreement with Don Berryessa, dated July 1998
10.32(5)	Amendment to Employment Agreement with Jan Hutchins, dated July 1998
10.33(5)	Amendment to Employment Agreement with Mae Lyn Woo, dated July 1998
10.34(5)	Amendment to Employment Agreement with Kristen Simpson, dated 1998
10.35(6)	International Distribution Agreement with Portfolio Entertainment dated August 19, 1998
10.36(6)	Video Distribution Agreement for the Kanga Roddy Series with Kreative Video Products dated August 19, 1998
10.37(6)	Video Distribution Agreement for the Montana Exercise Video with Kreative Video Products dated August 21, 1998
10.38(8)	Consultant Agreement between Olympia Partners, LLC, Dalton Kent Securities Group, Inc. and American Champion Entertainment, Inc
10.39(8)	Merchant Licensing Agreement between Timeless Toys and American Champion Media, Inc.
10.40(8)	Loan Agreement between Olympia Partners and American Champion Entertainment, Inc.
10.41(8)	SEGA Agreement termination letter.
10.42(8)	Consultant Agreement between American Champion Entertainment, and Trademark Management
10.43(11)	Termination of Kreative Video Products, Inc.
10.44(11)	Video Products distribution agreement between Fast Forward Marketing, Inc. and American Champion Entertainment. Inc.
10.45(11)	Consultant Agreement between Chris Scoggin, LTD. And American Champion Entertainment, Inc.
10.46(12)	Consulting Services Agreement between Consor, Inc., and American Champion Marketing Group, Inc.
10.47(12)	Licensing Agreement between Brighter Child Interactive, LLC and American Champion Media, Inc.
10.48(13)	Licensing Agreement between Prestige Toys and American Champion Marketing Group, Inc.
10.49(13)	Stock Exchange Agreement between Great Wall International Sports Media Company and American Champion Entertainment, Inc.
10.50(14)	Licensing Agent Agreement between Funschool.com Corporation and American Champion Marketing Group, Inc. (portions deleted pursuant to request for confidential treatment
10.51(14)	Licensing Agent Agreement between Mainframe Entertainment, In American Champion Marketing Group, Inc. (portions deleted pursuant to request for confidential treatment
10.52(14)	Stock Exchange Agreement between Beijing Wisdom Network Technology Company, Ltd. and American Champion Entertainment, Inc.
10.521	Amendment No.1 to Stock Exchange Agreement with Beijing Wisdom Network Technology Company, Ltd.
10.53(15)	Sponsorship Agreement between Shun Li De Commerce and Trading American Champion Media, Inc. for sponsorship of boxing event
10.54(15)

Deal Memorandum between Irwin Toy Limited and American Champion Marketing Group, Inc. for the licensing of characters from the program "ReBoot" produced by Mainframe Entertainment, Inc. (portions deleted pursuant to request for confidential treatment)

10.55(17)	Licensing Agreement between ES Originals and American Champion Marketing Group
10.56(17)	Licensing Agreement between Romar International and American Champion Marketing Group
10.57(17)	Licensing Agreement between Cutting Edge Industries and American Champion Marketing Group
10.58(18)	Agreement for Purchase of Convertible Debt
10.59(18)	Stock Purchase Agreement with Holley Holding (U.S.A. Ltd.)
10.60(18)	Licensing Agreement with World Channel, Inc.
10.601	Amendment No.1 to Licensing Agreement with World Channel, Inc.
10.602	Amendment No.2 to Licensing Agreement with World Channel, Inc.
10.61	Stock Purchase Agreement with Mr. Yuanhao Li
10.611	Promissory Note for Stock Purchase Agreement with Mr. Yuanhao Li
21.1(1)	Subsidiaries of the Registrant

_____________

(1) Filed as an exhibit with the registrant's Form SB-2 filed with the SEC on March 21, 1997 or Form SB-2/A filed March 3 and June 20, and incorporated by reference herein.

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

(10) Filed as an exhibit with the registrant's Form S-3 filed with the SEC on November 5, 1999 and incorporated by reference herein

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

(16) Filed as an exhibit with the registrant's Form SB-2A filed with the SEC on October 20, 2000 and incorporated by reference herein.

(17) Filed as an exhibit with the registrant's Form 10-QSB filed with the SEC on November 14, 2000 and incorporated by reference herein.

(18) Filed as an exhibit with the registrant's Form S-8 filed with the SEC on January 22, 2001 and incorporated by reference herein.