Form 10KSB/A
period 2000-12-31
AMERICAN CHAMPION ENTERTAINMENT INC
filed 2001-04-26
CIK 1034840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

>OR

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

510) 728-0200
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of the class	Name of each exchange on which registered
Common Stock, $ .0001 par value	OTC Bulletin Board

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB.    [X]

      Revenues for its most recent fiscal year: $567,711

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

Acquisition

In March 2000, the Company signed a Stock Exchange Agreement with BA Networks for the acquisition of 80% of the common stock of BA Networks. The Company's shareholders approved of the acquisition at the Company's Annual Meeting of Shareholders held on September 27, 2000. The owners of BA Networks have agreed to sell an 80% interest in BA Networks to ACEI. According to commerce regulation of China, such exchange of ownership needs to be incorporated into a co-operative joint venture ("CJV"). On October 28, 2000 BA Network signed a letter of intent with ACEI to set up a "CJV" in China into which all of BA Networks' assets will be transferred. The CJV will be owned 80% by ACEI and 20% by BA Networks. The establishment of CJV was approved by the Beijing Municipal Government on December 1, 2000 and the business license was granted on December 20, 2000. As of March 31, 2001, the transfer of assets from BA Networks has not yet been made. The Company and BA Networks will complete all appropriate steps to fulfill the Chinese commerce regulations for the necessary transfer of ownership into the CJV upon the filing of the Company's year-end report. Since the Company does not have control of BA Networks until the transfer of assets occurs, the investment in BA Networks is being accounted for as a deposit under the cost method of accounting as of December 31, 2000 at the original purchase price of $450,000. Upon completion of the transfer of assets the acquisition will be accounted for under the purchase method of accounting. The operations of BA Networks are conducted exclusively in the People's Republic of China ("PRC"). It is at least reasonably possible that the activities of BA Networks, which are conducted in the People's Republic of China, may be disrupted in the near term from factors outside the control of the Company such as from negative effects of economic and political forces. Please see Note 1 following the financial statements for a proforma presentation if control over this subsidiary was established on December 31, 2000.

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

Results of Operation

The Company was formed in February 1997 and has a wholly owned subsidiary, ABK, which owned and operated one karate studio that was closed as of January 31, 2000. ABK wholly owns AC Media, a media production company, which owns AC Marketing, a licensing and marketing company. In March 2000, the Company signed a Stock Exchange Agreement with BA Networks for the acquisition of 80% of the common stock of BA Networks. The Company's shareholders approved of the acquisition at the Company's Annual Meeting of Shareholders held on September 27, 2000. The owners of BA Networks have agreed to sell an 80% interest in BA Networks to ACEI. According to commerce regulation of China, such exchange of ownership needs to be incorporated into a co-operative joint venture ("CJV"). On October 28, 2000 BA Network signed a letter of intent with ACEI to set up a "CJV" in China into which all of BA Networks' assets will be transferred. The CJV will be owned 80% by ACEI and 20% by BA Networks. The establishment of CJV was approved by the Beijing Municipal Government on December 1, 2000 and the business license was granted on December 20, 2000. As of March 31, 2001, the transfer of assets from BA Networks has not yet been made. The Company and BA Networks will complete all appropriate steps to fulfill the Chinese commerce regulations for the necessary transfer of ownership into the CJV upon the filing of the Company's year-end report. Since the Company does not have control of BA Networks until the transfer of assets occurs, the investment in BA Networks is being accounted for as a deposit under the cost method of accounting as of December 31, 2000 at the original purchase price of $450,000. Upon completion of the transfer of assets the acquisition will be accounted for under the purchase method of accounting. The operations of BA Networks are conducted exclusively in the People's Republic of China ("PRC"). It is at least reasonably possible that the activities of BA Networks, which are conducted in the People's Republic of China, may be disrupted in the near term from factors outside the control of the Company such as from negative effects of economic and political forces. Please see Note 1 following the financial statements for a proforma presentation if control over this subsidiary was established on December 31, 2000.

Revenues

During the year ended December 31, 2000, the Company's total revenue was $ 567,711 as compared to total revenue for the year ended December 31, 1999 of $582,652. For the year ended December 31, 2000, the Company recognized $154,520 in film income and sponsorship fees as compared to $517,995 for the year ended December 31, 1999. The Company also received a one-time sporting events promotion revenue of $400,000.

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

The Company's expenses for salaries and payroll taxes were $2,361,393 for 2000, an increase of $1,933,918 from $427,475 in 1999. Total selling, general and administrative expenses was $3,492,773 for 2000, an increase of $356,756 from $3,136,017 in 1999.

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

As a result of foregoing factors, the Company's net loss was ($14,018,659) for the year ended December 31, 2000 as compared to ($6,398,328) for the year ended December 31, 1999. Net loss per share decreased to ($1.91) in 2000 from ($2.68) in 1999, while weighted average number of shares outstanding increased to 7,323,154 shares in 2000 from 2,385,622 shares in 1999.

Liquidity and Capital Resources

Stockholders' equity decreased to $540,349 at the end of 2000, from $7,688,425 from 1999. On December 27, 2000, the Company signed an Agreement for Purchase on Convertible Debt with Holley Holding (U.S.A.) Ltd. for Holley to redeem the Company's existing $2 million in convertible debt. The transaction was completed on January 4, 2001 and Holley elected to convert all of such debt into 13,717,045 shares of the Company's common stock. This transaction resulted in a conversion of debt (net of original issue discount) of $1,470,816 and other accrued charges related to the conversion of $2,078,391 to $3,549,207 of Additional Paid-in Capital and thereby significantly improving the Company's balance sheet, and as of January 4, 2001, Total Stockholders' Equity effective January 4, 2001 was $4,089,556.

Cash decreased for the twelve months ended December 31, 2000 by $27,205. Cash utilized for operations for the twelve months ended December 31, 2000 was ($3,459,588). Cash used for investing activities for the twelve months ended December 31, 2000 was ($417,327) and cash from financing activities for the twelve months ended December 31, 2000 was an increase of $3,849,710 which resulted primarily from sales of convertible debentures.

The Company has historically financed its operating and capital outlays primarily through sales of common stock, loans from stockholders and other third parties and bank financing.

Accounts payable and accrued expenses as of December 31, 2000 was $630,790 as compared to $1,042,577 at December 31, 2000. Loans payable to related parties as of December 31, 2000 was $36,000 as compared to $84,100 as of December 31, 1999.

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

Item 12. Certain Relationships and Related Transactions

As of March 31, 2001, the company received personal loans in the total of $100,000 from relatives of the Chairman, Mr. George Chung, and such loans bear a 12% annual interest rate. As of March 31, 2001, the company also received a personal non-interest bearing loan in the amount of $54,000 from the President & CEO, Mr. Anthony Chan.

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

Dated: April 26, 2001

American Champion Entertainment, Inc.

By:	/s/ Anthony K. Chan

Anthony K. Chan
Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By: /s/ Anthony K. Chan Anthony K. Chan	Chief Executive Officer (Principal Executive Officer) and Director	April 26, 2001
By: /s/ Licheng Wang Licheng Wang	Chairman of the Board and Director	April 26, 2001
By: /s/ Yuanhao Li Yuanhao Li	Vice Chairman of the Board and Director	April 26, 2001
By: /s/ George Chung George Chung	Vice Chairman of the Board and Director	April 26, 2001
By: /s/ Alan Mok Alan Mok	Vice Chairman of the Board and Director	April 26, 2001
By: /s/ William T. Duffy William T. Duffy	Director	April 26, 2001
By: /s/ Jan D. Hutchins Jan D. Hutchins	Director	April 26, 2001

AMERICAN CHAMPION ENTERTAINMENT, INC.

AND

SUBSIDIARIES

INDEPENDENT AUDITOR'S REPORT

AND

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
American Champion Entertainment, Inc.
and Subsidiaries

We have audited the accompanying consolidated balance sheet of American Champion Entertainment, Inc., and Subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the accompanying consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000 and 1999, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the financial statements, the Company had limited cash reserves at December 31, 2000 and based on management's current cash flow estimates, will not have sufficient cash to meet obligations over the next twelve months without additional sources of capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in this regard is discussed in Note 19. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss Adams LLP

Moss Adams LLP

San Francisco, California
February 15, 2001, except Note 18, as to which the date is April 3, 2001

AMERICAN CHAMPION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

                                                         DECEMBER 31,        Proforma
                                               --------------------------  December 31,
                                                   2000          1999         2000 *
                                               ------------  ------------  ------------
ASSETS                                                                     (Unaudited)
  Cash....................................... $      5,309  $     32,514  $     5,309
  Accounts receivable........................       87,726       481,449      187,726
  Loans receivable, related parties..........       91,197       114,937       91,197
  Prepaid expenses...........................       15,667         7,460       15,667
  Property and equipment, net................      226,547       312,949      226,547
  Investments................................      487,647       203,110      487,647
  Film costs, net............................    3,950,000     7,553,133    3,950,000
  Note receivable............................       81,224       354,814       81,244
  Other assets...............................          -         226,084           -
                                               ------------  ------------  ------------
    Total Assets............................. $  5,045,319  $  9,286,450  $  5,045,319
                                               ============  ============  ============

LIABILITIES
  Accounts payable and accrued expenses...... $    630,790  $  1,042,577  $   630,790
  Notes payable, related parties.............       36,000        84,100       36,000
  Other......................................        3,746         4,245        3,746
  Securities to be issued....................    2,228,391           -        150,000
  Deferred revenues..........................          -          16,920           -
  Notes payable..............................    1,606,043       450,183      135,227
                                               ------------  ------------  ------------
    Total Liabilities........................    4,504,970     1,598,025      955,763
                                               ------------  ------------  ------------
COMMITMENTS AND
  CONTINGENCIES, Note 9                               -             -             -

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 per share,
    6,000,000 shares authorized,
    none issued or outstanding...............          -             -             -
  Common stock, $.0001 par value;
    40,000,000 shares authorized.............          941           494         2,539
  Additional paid-in capital.................   24,464,507    17,594,371    28,012,116
  Accumulated deficit........................  (23,925,099)   (9,906,440)  (23,925,099)
                                               ------------  ------------  ------------
    Total Stockholders' Equity...............      540,349     7,688,425     4,089,556
                                               ------------  ------------  ------------
                                              $  5,045,319  $  9,286,450  $  5,045,319
                                               ============  ============  ============

*   - The unaudited proforma balances are presented as if the transaction described in Note 17 had taken place on December 31, 2000.

The accompanying notes are an integral part of these financial statements.

AMERICAN CHAMPION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                            --------------------------
                                                                2000             1999
                                                            ------------  ------------
REVENUE
  Film income and sponsorship fees........................ $    154,520  $    517,995
  Sporting events promotion...............................      400,000            -
  Other...................................................       13,191        64,657
                                                            ------------  ------------
    Total revenue.........................................      567,711       582,652
                                                            ------------  ------------
COSTS AND EXPENSES
  Cost of sales - Film income.............................       33,177       458,274
  Film cost reserve.......................................    3,697,224            -
  Selling.................................................    1,419,034       481,686
  Salaries and payroll taxes..............................    2,361,393       427,475
  Rent....................................................      120,281       122,500
  General and administrative..............................    3,492,773     3,136,017
                                                            ------------  ------------
    Total costs and expenses..............................   11,123,882     4,625,952
                                                            ------------  ------------
                                                            (10,556,171)   (4,043,300)
                                                            ------------  ------------
OTHER INCOME (EXPENSE)
  Interest expense........................................     (313,939)     (197,184)
  Interest - Beneficial conversion feature of debentures..     (712,896)   (1,233,684)
  Interest - Debenture conversion expense.................   (2,078,391)     (741,210)
  Loss on investments.....................................     (246,404)           -
                                                            ------------  ------------
                                                             (3,351,630)   (2,172,078)
                                                            ------------  ------------
LOSS FROM OPERATIONS BEFORE
   PROVISION FOR INCOME TAXES.............................  (13,907,801)   (6,215,378)

PROVISION FOR INCOME TAXES................................          100         1,246
                                                            ------------  ------------
NET LOSS FROM CONTINUING OPERATIONS.......................  (13,907,901)   (6,216,624)

LOSS FROM DISCONTINUED OPERATIONS.........................     (110,758)     (181,704)
                                                            ------------  ------------
NET LOSS.................................................. $(14,018,659) $ (6,398,328)
                                                            ============  ============

Weighted average number of shares outstanding.............    7,323,154     2,385,622
                                                            ============  ============

Basic and diluted loss per share, continuing operations... $      (1.90) $      (2.61)

Basic and diluted loss per share, discontinued operations.        (0.02)        (0.08)
                                                            ------------  ------------
Basic and diluted loss per share, net income.............. $      (1.91) $      (2.68)
                                                            ============  ============

The accompanying notes are an integral part of these financial statements.

AMERICAN CHAMPION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                        Common
                                        Stock                                                   Total
                                        Number      Common       Paid-in      Accumulated   Stockholders'
                                      of Shares      Stock       Capital        Deficit        Equity
                                     ------------  ---------  -------------  -------------  -------------
Balance, December 31, 1998..........   1,313,562  $     131  $   7,413,184  $  (3,508,112) $   3,905,203

Common stock and warrants issued
  in connection with debentures.....      37,500          4        349,676            -          349,680
Conversion of debentures
  to common stock...................   2,557,665        256      3,730,854            -        3,731,110
Exercise warrants to purchase
  common stock......................     346,250         35      1,092,104            -        1,092,139
Exercise options to purchase
  common stock......................     221,500         22        365,603            -          365,625
Common stock issued for services....     393,860         39      1,216,664            -        1,216,703
Warrants issued for services........         -          -        1,329,593            -        1,329,593
Options to purchase common
  stock issued for services.........         -          -          393,520            -          393,520
Common stock and warrants issued
  for redemption of debentures......      66,983          7        469,489            -          469,496
Beneficial conversion feature
  of debentures.....................         -          -        1,233,684            -        1,233,684
Net loss for year ended
  December 31, 1999.................         -          -              -       (6,398,328)    (6,398,328)
                                     ------------  ---------  -------------  -------------  -------------
Balance, December 31, 1999..........   4,937,320        494     17,594,371     (9,906,440)     7,688,425

Warrants issued in connection
  with debentures...................         -          -        1,067,602            -        1,067,602
Warrants issued for services........         -          -          380,943            -          380,943
Conversion of debentures
  to common stock...................   1,581,891        159      1,538,275            -        1,538,434
Exercise warrants to purchase
  common stock......................     293,542         29        459,721            -          459,750
Exercise options to purchase
  common stock......................     559,875         56        603,634            -          603,690
Redemption of common stock..........     (31,250)        (3)       (62,679)           -          (62,682)
Common stock issued for services....   1,341,488        134        720,876            -          721,010
Options to purchase common
  stock issued for services.........         -          -          489,495            -          489,495
Common stock issued to
  employees.........................     723,000         72      1,323,668            -        1,323,740
Beneficial conversion feature
  of debentures.....................         -          -          712,996            -          712,996
Original issue discount written off
  upon redemption of debentures.....         -          -         (364,395)           -         (364,395)
Net loss for year ended
  December 31, 2000.................         -          -              -      (14,018,659)   (14,018,659)
                                     ------------  ---------  -------------  -------------  -------------
Balance, December 31, 2000..........   9,405,866  $     941  $  24,464,507  $ (23,925,099) $     540,349
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

AMERICAN CHAMPION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          YEAR ENDED DECEMBER 31,
                                                        --------------------------
                                                            2000             1999
                                                        ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss............................................ $(14,018,659) $ (6,398,328)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Securities issued for services..................    2,915,202     2,939,816
      Non-cash charge for beneficial conversion
        feature of debentures.........................      712,996     1,233,684
      Conversion of debenture interest to
        common stock..................................       38,421        88,828
      Depreciation and amortization...................      125,588       540,724
      Redemption of debentures........................    2,078,391       638,202
      Amortization of original issue discount
        on long-term debt.............................      194,148        52,530
      Bad debts.......................................      905,807        15,075
      Amortization of loan fees & consulting fees.....      495,957            -
      Film cost reserve...............................    3,697,224            -
      Loss on investments.............................      246,403            -
(Increase) decrease in
    Accounts receivable...............................     (411,647)     (443,774)
    Prepaid expenses and other........................           -       (165,604)
    Inventory.........................................       (8,207)           -
  Increase (decrease) in
    Accounts payable and accrued expenses.............      412,285       (75,482)
    Deferred revenues.................................      (16,920)      (61,100)
                                                         ------------  ------------
      Net cash used for operating activities..........   (3,459,588)   (1,635,429)
                                                        ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment..................       (8,129)       (8,243)
  Payments for film costs.............................     (125,148)   (2,621,904)
  Deposit related to acquisition......................           -       (203,110)
  Advances to stockholders............................      (33,617)           -
  Increase in notes receivable........................      (71,408)     (300,000)
  Payments received on notes receivable...............           -         10,534
  Investment in BA Networks...........................     (300,000)           -
  Sale of investments.................................       15,950            -
                                                        ------------  ------------
      Net cash used for investing activities..........     (417,327)   (3,122,723)
                                                        ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of common stock options......      603,690       365,625
  Proceeds from exercise of warrants..................      459,750     1,092,139
  Redemption of common stock..........................      (62,683)           -
  Proceeds on loans from related parties..............       36,000       120,400
  Payments on loans from related parties..............      (84,100)     (173,337)
  Proceeds on notes payable...........................    3,085,750     5,114,089
  Payments on notes payable...........................     (188,697)   (1,724,448)
  Principal payments on capital leases................           -         (6,565)
                                                        ------------  ------------
      Net cash provided by financing activities.......    3,849,710     4,787,903
                                                        ------------  ------------
NET INCREASE IN CASH..................................      (27,205)        29,751

CASH, beginning of year...............................       32,514         2,763
                                                        ------------  ------------
CASH, end of year..................................... $      5,309  $     32,514
                                                        ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest.......................................... $     81,270  $     66,711
                                                        ============  ============

    Foreign and state income taxes.................... $        100  $      1,543
                                                        ============  ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
    Long-term debt converted to equity................ $  1,135,605  $  3,731,110
                                                        ============  ============
    Beneficial conversion feature of debentures....... $    712,896  $  1,233,684
                                                        ============  ============
    Common stock warrants issued with debt............ $    799,736  $    349,680
                                                        ============  ============
    Common stock and warrants issued related
      to services..................................... $  2,425,707  $  2,939,816
                                                        ============  ============
    Options granted related to services............... $    489,495  $         -
                                                        ============  ============
    Common stock and warrants issued related
      to redemption of debentures..................... $  2,078,391  $    469,496
                                                        ============  ============

The accompanying notes are an integral part of these financial statements.

AMERICAN CHAMPION ENTERTAINMENT, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation - The consolidated financial statements include the accounts of American Champion Entertainment, Inc. (the "Company") and its wholly owned subsidiary, America's Best Karate ("ABK"), which owns 100% of American Champion Media, Inc. ("AC Media"), and American Champion Marketing ("AC Marketing"), which is a wholly owned subsidiary of AC Media. There was no activity in AC Marketing during 2000. All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations - AC Media focuses on operating and managing all media-related programs for the Company. These programs consist of production of educational television programs for children, which emphasize martial arts values and fun. ABK was involved in the operations of the Company's karate studios, which have been discontinued.

Acquisition - In September 2000, the Company entered into an agreement to acquire an 80% interest of Beijing Wisdom Net Technology, Co., Ltd. ("BA Networks"), located in Beijing, People's Republic of China. BA Network is in the business of computer and communication network deployment, apartment and office building security automation deployment and related consulting services. The total purchase price paid to BA Networks, including 800,000 shares of the Company's common stock was $450,000. At December 31, 2000, BA Networks had not commenced the necessary procedures to change the legal status of BA Networks to a foreign invested enterprise or applied for the necessary PRC governmental approvals for the transfer of ownership. On October 28, 2000, BA Networks signed a letter of intent with the Company to set up a Co-operative Joint Venture ("CJV") in China into which all BA Network's assets will be transferred. The CJV will be owned 80% by the Company and 20% by BA Networks. The establishment the CJV was approved by the Beijing Municipal Government on December 1, 2000 and the business license was granted on December 20, 2000. Since the Company does not have control of BA Networks until the transfer of assets occurs, the investment in BA Networks is being accounted for as a deposit under the cost method of accounting as of December 31, 2000 at the original purchase price of $450,000. Upon completion of the transfer of assets the acquisition will be accounted for under the purchase method of accounting. The operations of BA Networks are conducted exclusively in the People's Republic of China ("PRC"). It is at least reasonably possible that the activities of BA Networks, which are conducted in the People's Republic of China, may be disrupted in the near term from factors outside the control of the Company such as from negative effects of economic and political forces.

The schedule below reflects unaudited proforma results of the Company and BA Networks as if the acquisition had take place at the beginning of 2000 and control was established at December 31, 2000. In management's opinion, these unaudited proforma amounts are not necessarily indicative of what results of operations might have been.

                                           YEAR ENDED DECEMBER 31, 2000
                                           ----------------------------
                                               (Unaudited)

Net sales..............................        $  6,018,000
                                               ============
Net loss...............................        $(13,552,000)
                                               ============
Net loss per diluted share.............        $     (1.85)
                                               ============

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

Fair Values of Financial Instruments - The carrying value of cash, receivables, accounts payable and short-term borrowings approximate fair value due to the short maturity of these instruments. The carrying values of long-term obligations approximate fair value since the interest rates either fluctuate with the lending banks' prime rates or approximate market rate. None of the financial instruments are held for trading purposes.

Basic Loss Per Share - Basic loss per share is based on the weighted average outstanding shares issued. Because the Company has a net loss, the common stock equivalents would have an anti-dilutive effect on earnings per share. Accordingly, basic earnings per share and diluted earnings per share are the same.

Income Taxes - Income taxes are accounted for using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities at the applicable enacted tax rates. Generally accepted accounting principles require a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company and its Subsidiaries file a consolidated tax return.

Securities to be Issued - Securities to be issued represents the securities to be issued in connection with the induced conversion of the debentures discussed in Note 17. The securities related to additional shares to be issued as a result of modification of the conversion terms and other shares and securities issued to others in connection with this transaction. The related conversion expense is included in the accompanying statement of operations as "Interest - Debenture conversion expense". The balance sheet account also includes shares of common stock to be issued in connection with the acquisition of BA Networks.

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

Note 2 - Discontinued Operations

During 2000 the Company closed its last karate studio. Accordingly, the operations related to the Company's karate studio operations have been presented as discontinued operations in the accompanying financial statements.

Note 3 - Property and Equipment

                                                       2000          1999
                                                   ------------  ------------
Furniture and fixtures........................... $     62,206  $     60,448
Equipment........................................       70,429        70,429
Vehicles.........................................          -            -
Production equipment.............................      404,387       404,387
Leasehold improvement............................          -            -
                                                   ------------  ------------
                                                       537,022       535,264

Less accumulated depreciation and amortization...      310,475       222,315
                                                   ------------  ------------
                                                  $    226,547  $    312,949
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

Note 6 - Notes Payable

                                                             2000          1999
                                                          -------       -------
  Debentures, interest at 7% due quarterly,
    unsecured and due September 30, 2002, net of
    original issue discount of $23,741.  Converted
    during 2000..................................... $         -   $    226,259

  Debentures, interest at 8% due quarterly,
    unsecured and due December 20, 2000, net of
    original issue discount of $154,897.
    Convertible to common stock at $1.75 per
    share...........................................      845,103            -

  Debentures, interest at 6% due quarterly,
    unsecured and due September 12, 2003, net
    of original issue discount of $374,287.
    Convertible to common stock at the lesser
    of 85% of the market price of the common
    stock on the date of conversion or $0.8766......      625,713            -

  Notes payable to individuals, interest at 0%
    to 12%, unsecured and due at various dates
    during 2000.....................................      113,500       170,000

  Drawings from a $40,000 bank business credit
    card line with interest at the banks prime
    rate plus 6.5%..................................       21,727        36,253

  Other.............................................           -         17,671
                                                      ------------  ------------
                                                     $  1,606,043  $    450,183
                                                      ============  ============

Subsequent to year-end, the debentures of $845,103 and $625,713, together with accrued interest, were converted to 13,717,045 shares of common stock. The original terms of the debentures were modified. See Note 17 related to debenture conversion expense. The remaining notes payable are substantially all due in 2001.

Note 7 - Income Taxes

Reconciliation of the federal statutory tax rate of 34% and state tax rate of 8.8% to the recorded amounts are as follows:

                                                         2000          1999
                                                     ------------  ------------
Federal tax benefit at statutory rates............. $ (4,400,000) $ (2,150,000)
State tax benefit at statutory rates...............   (1,200,000)     (550,000)
Non-deductible securities issued for services
   and beneficial conversion feature of debentures.    2,025,100     1,301,543
Increase in valuation allowance....................    3,595,000     1,400,000
                                                     ------------  ------------
                                                    $        100  $      1,246
                                                     ============  ============

The Company has net operating loss (NOL) carry forwards for federal and state income tax purposes of approximately $15,000,000, the benefits of which expire in 2012 through 2020 for federal purposes and through 2005 for state purposes. The NOL's created by the Company's subsidiaries prior to being consolidated with the Company and the NOL's subsequently created as a consolidated group, may have limitations related to the amount of usage by each subsidiary or the consolidated group as described in the Internal Revenue Code. In addition, because of changes in ownership of the Company, the utilization of NOL's in any one-year will be limited by Section 382 of the Internal Revenue Code. Significant components of the Company's deferred tax assets and liabilities are as follows:

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
                                                      ============  ============

Management believes that some of the excess NOL carry forwards over temporary differences may be utilized in future periods. However, due to the uncertainty of future taxable income and limitations related to Section 382 of the Internal Revenue Code, a valuation allowance for the net amount of the deferred tax assets and liabilities has been recorded at December 31, 2000 and 1999.

Note 8 - Lease Commitments

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

Note 10 - Related Party Transactions

During 2000 and 1999, the Company paid $5,000 and $2,500, respectively, to two stockholders for story lines and scripts for the production of the television series "The Adventures with Kanga Roddy."

Loan receivable from related parties are unsecured and due on demand.

Note 11 - New Authoritative Pronouncements

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

Note 12 - Industry Segments

Television and videos reflect the activities related to the development and production of educational television programs and fitness videos. The corporate segment includes $400,000 of sporting events sponsorship fees for 2000. The balance of corporate revenues consists primarily of interest income.

The relative contributions to net sales, income from operations and identifiable assets of the Company's industry segments for the years ended December 31, 2000 and 1999 are as follows:

                                                                2000          1999
                                                            ------------  ------------
Net Sales [1]:
  Videos and Television................................... $    154,520  $    517,995
  Corporate...............................................      413,417        64,657
                                                            ------------  ------------
                                                           $    567,711  $    582,652
                                                            ============  ============
Depreciation and Amortization:
  Videos and Television................................... $    121,894  $    539,172
                                                            ============  ============
Capital Expenditures
  Videos and Television................................... $      5,519  $      8,243
                                                            ============  ============
Operating income (loss)
  Videos and Television................................... $ (5,597,010) $ (1,367,878)
  Corporate...............................................   (8,310,791)   (4,848,745)
                                                            ------------  ------------
                                                           $(13,907,801) $ (6,215,378)
                                                            ============  ============

[1] There were no sales between industry segments.

                                                                2000          1999
                                                            ------------  ------------
Identifiable Assets:
  Videos and Television................................... $  4,341,082  $  8,329,256
  Corporate...............................................      704,237       957,194
                                                            ------------  ------------
                                                           $  5,045,319  $  9,286,450
Geographic Areas                                            ============  ============
  Net Sales
     United States........................................ $    567,711  $    582,652
     Foreign Countries....................................          -            -
                                                            ------------  ------------
                                                           $    567,711  $    582,652
                                                            ============  ============
  Property
     United States........................................ $  5,045,319  $  9,286,450
     Foreign Countries....................................          -            -
                                                            ------------  ------------
                                                           $  5,045,319  $  9,286,450
                                                            ============  ============

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

Note 17 -Debenture Conversion

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

Note 18 -Subsequent Events

In connection with the debenture conversion described in Note 17, Holley also agreed to contribute additional capital of $1,000,000 in exchange for 6,250,000 shares of the Company's common stock. The Company also entered into an agreement with an officer of Holley in which this person agreed to contribute additional capital of $1,000,000 in exchange for 6,250,000 shares of the Company's common stock.

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

Note 19 -Going Concern

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

10.55(17)	Licensing Agreement between ES Originals and American Champion Marketing Group
10.56(17)	Licensing Agreement between Romar International and American Champion Marketing Group
10.57(17)	Licensing Agreement between Cutting Edge Industries and American Champion Marketing Group
10.58(18)	Agreement for Purchase of Convertible Debt
10.59(18)	Stock Purchase Agreement with Holley Holding (U.S.A. Ltd.)
10.60(18)	Licensing Agreement with World Channel, Inc.
10.601	Amendment No.1 to Licensing Agreement with World Channel, Inc.
10.602	Amendment No.2 to Licensing Agreement with World Channel, Inc.
10.61	Stock Purchase Agreement with Mr. Yuanhao Li
10.611	Promissory Note for Stock Purchase Agreement with Mr. Yuanhao Li
21.1(1)	Subsidiaries of the Registrant
23.1	Consent of Independent Auditors

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