Form 10QSB
period 2001-03-31
AMERICAN CHAMPION ENTERTAINMENT INC
filed 2001-05-15
CIK 1034840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

Applicable only to issuers involved in bankruptcy proceedings during the past five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Number of shares of common stock, par value $0.0001, outstanding as of April 15, 2001 is 26,527,871.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

AMERICAN CHAMPION ENTERTAINMENT, INC.

FORM 10-QSB

FOR MARCH 31, 2001

TABLE OF CONTENTS

Part I.

Financial Information

Item 1.	Financial Statements
Consolidated Balance Sheet as of March 31, 2001 and December 31, 2000
Consolidated Statements of Operations for the three month periods ended March 31, 2001 and 2000
Consolidated Statements of Cash Flows for the three month periods ended March 31, 2001 and 2000
Notes to Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.	Other Information
Item 1.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Reports on Form 8-K

Signatures

PART I

Item 1. Financial Information - (unaudited)

AMERICAN CHAMPION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

                                              March 31, 2001  December 31, 2000
                                             --------------- -------------------
                                               (unaudited)       (audited)
ASSETS
  Cash....................................... $     7,645   $      5,309
  Accounts receivable........................     269,367        187,726
  Loans receivable, related parties..........      91,179         91,179
  Prepaid expenses...........................       5,205         15,667
  Property and equipment, net................     208,228        226,547
  Investments................................     517,647        487,647
  Film costs, net............................   3,794,518      3,950,000
  Note receivable............................      81,244         81,244
  Inventory..................................      15,382            -
                                               ------------  ------------
    Total Assets............................. $ 4,990,415   $  5,045,319
                                               ============  ============

LIABILITIES
  Accounts payable and accrued expenses...... $   457,857   $    630,790
  Notes payable, related parties.............      54,000         36,000
  Other......................................         -            3,746
  Securities to be issued....................     150,000      2,228,391
  Notes payable..............................     132,580      1,606,043
                                               ------------  ------------
    Total Liabilities........................     794,437      4,504,970
                                               ------------  ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 per share,
     6,000,000 shares authorized,
     none issued or outstanding..............                        -
  Common stock, $.0001 par value;
     40,000,000 shares authorized............        2,653           941
  Additional paid-in capital.................   28,389,627    24,464,507
  Accumulated deficit........................  (24,196,302)  (23,925,099)
                                               ------------  ------------
    Total Stockholders' Equity...............    4,195,978       540,349
                                               ------------  ------------
                                              $  4,990,415  $  5,045,319
                                               ============  ============

See accompanying notes.

AMERICAN CHAMPION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 Three Months Ended
                                                          ---------------------------------
                                                           March 31, 2001   March 31, 2000
                                                          ---------------  ----------------
                                                            (unaudited)      (unaudited)
REVENUE
  Film income and sponsorship fees........................ $        -     $       1,978
  Licensing income........................................     150,000              -
  Tuition and related fees (discontinued operation).......          -            42,186
  Interest income.........................................          -             6,578
  Other...................................................       1,182              105
                                                            ------------    ------------
    Total revenue.........................................     151,182           50,847
                                                            ------------    ------------
COSTS AND EXPENSES
  Cost of sales-Film income...............................         325              775
  Film cost amortization and reverse......................     150,000              -
  Selling.................................................      13,095          340,357
  Salaries and payroll taxes..............................     112,873          300,474
  Rent....................................................      29,105           28,907
  General and administrative..............................     115,777        2,605,483
                                                            ------------    ------------
    Total costs and expenses..............................     421,175       (3,275,996)                                                 ------------  ------------
                                                            ------------    ------------
OTHER EXPENSES
  Interest expense........................................      (1,211)         (21,614)
  Interest - Beneficial conversation feature of debentures         -           (264,964)
  Interest - Debenture conversion expense.................         -            (18,134)
                                                            ------------    ------------
    Total other expenses..................................      (1,211)        (304,712)
                                                            ------------    ------------

LOSS FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES..............................    (271,204)      (3,529,861)

PROVISION FOR INCOME TAXES................................         -                -
                                                            ------------    ------------
NET LOSS..................................................    (271,204)      (3,529,861)
                                                            ============    ============

ACCUMULATED DEFICIT....................................... (24,196,302)     (13,436,301)

WEIGHTED AVERAGE NUMBER OF SHARES.........................  25,578,706        5,933,431

NET LOSS PER SHARE........................................      ($0.01)          ($0.59)

The accompanying notes are an integral part of these financial statements.

AMERICAN CHAMPION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                Three Months Ended
                                                        ---------------------------------
                                                         March 31, 2001    March 31, 2000
                                                        ---------------   ---------------
                                                          (unaudited)       (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss............................................ $    (271,204)    $   (3,529,861)
  Adjustments to reconcile net loss to net cash
    used for operating activities
      Securities issued for services..................           -            2,365,747
      Non-cash charge for beneficial conversion
        feature of debentures.........................           -              264,964
      Conversion of debenture interest
        to common stock...............................           -               11,185
      Depreciation and amortization...................        21,444             30,057
      Amortization of original issue discount
        on long-term debt.............................           -               18,134
      Amortization of loan fees & consulting fees.....           -               93,299
      Amortization of film costs......................       150,000                -
  (Increase) decrease in
      Accounts receivable.............................       (81,641)            (8,733)
       Prepaid expenses and other.....................        10,462            (20,937)
      Inventory.......................................       (15,382)               -
  Increase (decrease) in
    Accounts payable and accrued expenses.............       (99,199)          (452,328)
                                                         ------------        ------------
      Net cash used for operating activities..........      (285,520)        (1,228,473)
                                                         ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment..................        (3,125)            (3,606)
  Payments for film costs.............................         5,482            (11,033)
  Increase in other investments.......................       (30,000)               -
                                                         ------------       ------------
         Net cash used for investing activities.......       (27,643)           (14,639)
                                                         ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of common stock options......       300,000            335,690
  Proceeds from exercise of warrants..................           -              459,750
  Proceeds on loans from related parties..............        18,000                -
  Payments on loans from related parties..............           -              (85,611)
  Proceeds on notes payable...........................           -            1,250,000
  Payments on notes payable...........................        (2,501)          (275,405)
  Principal payments on capital leases................           -                 (856)
                                                         ------------       ------------
      Net cash provided by financing activities.......       315,499          1,683,568
                                                         ------------       ------------
NET INCREASE IN CASH..................................         2,336            440,456

CASH, beginning of year...............................         5,309             32,514
                                                         ------------       ------------
CASH, end of year..................................... $       7,645      $     472,970
                                                         ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest.......................................... $       1,211      $         -
                                                         ============       ============

    Foreign and state income taxes.................... $         -        $         -
                                                         ============       ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES

    Long-term debt converted to equity................ $   2,000,000      $     725,000
                                                         ============       ============
    Beneficial conversion feature of debentures....... $         -        $     264,964
                                                         ============       ============
    Common stock and warrants issued with debt........ $         -        $     283,476
                                                         ============       ============
    Common stock warrants issued related to services.. $         -        $   2,007,482
                                                         ============       ============
    Common stock and warrants issued to consultant.... $         -        $     358,265
                                                         ============       ============
    Common stock and warrants issued related
      to redemption of debentures..................... $   2,078,391      $         -
                                                         ============       ===========

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

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
("BA Networks"), located in Beijing, People's Republic of China. BA Network is
in the business of computer and communication network deployment, apartment and office building security automation deployment and related consulting services. The total purchase price paid to BA Networks, including 800,000 shares of the Company's common stock was $450,000. As of March 31, 2001,
BA Networks had not commenced the necessary procedures to change the legal status of BA Networks to a foreign invested enterprise or applied for the necessary PRC governmental approvals for the transfer of ownership.
On October 28, 2000, BA Networks signed a letter of intent with the Company to set up a Co-operative Joint Venture ("CJV") in China into which all BA
Network's assets will be transferred. The CJV will be owned 80% by the
Company and 20% by BA Networks. The establishment the CJV was approved by the Beijing Municipal Government on December 1, 2000 and the business license was granted on December 20, 2000. Since the Company does not have control of
BA Networks until the transfer of assets occurs, the investment in BA Networks is being accounted for as a deposit under the cost method of accounting as of
March 31, 2001 at the original purchase price of $450,000. Upon completion of the transfer of assets the acquisition will be accounted for under the purchase method of accounting. The operations of BA Networks are conducted exclusively in the People's Republic of China ("PRC"). It is at least reasonably possible that the activities of BA Networks, which are conducted in the People's Republic of
China, may be disrupted in the near term from factors outside the control of the
Company such as from negative effects of economic and political forces.

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

Securities to be Issued - The balance sheet account also includes shares of common stock to be issued in connection with the acquisition of BA Networks.

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

Note 2 - Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for completed financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company on March 31, 2001 and the results of its operations and its cash flows for the three months periods ended March 31, 2001 and 2000.
The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes for the year ended
December 31, 2000 included in the Company's Form 10-KSB/A as filled with the SEC on April 26, 2001.

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

                                                 March 31, 2001       2000
                                                ----------------  ------------
Television program
  The Adventures With Kanga Roddy, net of
    reserve of $3,537,259 at March 31, 2001 and
    December 31, 2000........................... $  4,660,075  $  4,665,557
Videos
  Montana Exercise Video, net of reserve of
    $148,253 at March 31, 2001 and
    December 31, 2000...........................           -            -
  Strong Mind Fit Body, net of reserve of
    $18,042 at March 31, 2001 and
    December 31, 2000...........................           -            -
                                                  ------------  ------------
                                                    4,660,075     4,665,557

Less accumulated amortization                         865,557       715,557
                                                  ------------  ------------
                                                 $  3,794,518  $  3,950,000
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

Note 5 - Debenture Conversion

On December 27, 2000, the Company entered into an agreement with Holley
Holding (U.S.A.) Ltd. (Holley), in which Holley agreed to acquire all outstanding debentures of the Company from the debenture holders. They also agreed that they would convert the debentures to common stock upon acquisition from the debenture holders. The debentures were purchased from the debenture holders and the debentures were converted to common stock on January 4, 2001. As part of the agreement, the conversion terms of the debentures were changed and the debentures were then converted to 13,717,045 shares of common stock. In connection with the agreement, the Company is obligated to issue 2,404,960 shares of stock to the prior debentures holders and certain other individuals. The Company has also agreed to issue 2,325,000 warrants to purchase common stock of the Company at a price of $0.16 per share. The Company also issued warrants and options to various parties related to the conversion. The value of the additional shares issued as a result of the change in conversion terms and securities issued in connection with the transaction was $2,078,391. This amount has been accrued and charged to expense as of December 31, 2000, the period in which the parties agreed to all terms of the transaction.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward Looking Information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor"
from liability for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the
Company) are forward-looking, such as statements relating to operational and financing plans, capital uses and resources, competition, and demands for the
Company's products and services. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the
Company's results of operations, unanticipated working capital or other cash requirements, changes in the Company's business strategy or an inability to execute its strategy due to unanticipated change in the industries in which it operates; and various competitive factors that may prevent the Company from competing successfully in the marketplace.

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended March 31, 2001. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

Results of Operations

In March 2000, the Company signed a Stock Exchange Agreement with the Beijing
Wisdom Network Technology Company, Ltd. ("BA Networks") for the acquisition of
80% of the common stock of BA Networks. The Company's shareholders approved of the acquisition at the Company's Annual Meeting of Shareholders held on
September 27, 2000. The owners of BA Networks have agreed to sell an 80%
interest of BA Networks to the Company. According the commerce regulation of
China, such exchange of ownership needs to be incoprorated into a co-operative joint venture ("CJV"). On October 28, 2000, BA Networks signed a letter of intent with the Company to set up a CJV in China into which all of BA Networks'
assets will be transferred. The CJV will be owned 80% by the Company and 20%
by BA Networks. The establishment of the CJV was approved by the Beijing
Municipal Government on December 1, 2000 and the business license was granted on
December 20, 2000. As of March 31, 2001, the transfer of assets from BA Networks has not yet been made. The Company and BA Networks will complete all appropriate steps to fulfill the Chinese commerce regulations for the necessary transfer of ownership into the CJV as soon as possible. Since the Company does not have control of BA Networks until the transfer of assets occurs, the investment in BA Networks is being accounted for as a deposit under the cost method of accounting as of March 31, 2001 at the original purchase price of
$450,000. Upon completion of the transfer of assets the acquisition will be accounted for under the purchase method of accounting. The operations of BA
Networks are conducted exclusively in the People's Republic of China ("PRC"). It is at least reasonably possible that the activities of BA Networks, which are conducted in the PRC, may be disrupted in the near term from factors outside the control of the Company such as from negative effects of economic and political forces.

 - Revenues. For the three months ended March 31, 2001, the Company's total revenue increased to $151,182, an increase of $100,335 as compared to $50,847 for the comparable period in 2000. This increase is due to the licensing of the
Company's television property "Kanga Roddy" to World Channel, Inc.

Costs and Expenses. The Company's revenues were offset by amortization of film costs of $150,000. Such film costs were capitalized production costs of the
Kanga Roddy series, and the amortization is calculated based upon the proportion to the revenue generated by the series in this period compared to total expected revenues from the series. Management intends to evaluate the recoverability of the film costs each year going forward. Based on the ability of the Company to conclude future licensing agreements sufficient to recover the capitalized costs, the estimate of recoverability may change in future periods.

 - The Company's expenses for salaries and payroll taxes decreased to $112,873, a decrease of $187,601 for the three months ended March 31, 2001 from $300,474 for the comparable period in 2000. The decrease is due to a significant effort by management to reduce overhead personnel. Rent expense practically remained the same at $29,105 for the three months ended March 31, 2001, as compared to
$28,907 for the comparable period in 2000.

 - Total selling, General and administrative expenses decreased to $128,872, a decrease of $2,816,968 for the three months ended March 31, 2001 from $2,945,840 for the comparable period in 2000. This decrease is primarily due to drastic reduction in marketing and promotional events for the television series and corporate public relations activities.

 - Interest expense decreased to $1,211, a decrease of $20,403 for the three months ended March 31, 2001 from $21,614 for the comparable period in 2000.
There was no non-cash charge for the beneficial conversion feature of the convertible debentures as there was no such debt issued within the quarter, compared to a $264,964 charge for the comparable period in 2000. The debentures were convertible to common stock of the Company with the shares to be issued upon conversion based on 77.5% of the fair value of the stock at the time of conversion. Since the debt can be converted at any time, the value of the discount as of the issuance date has been charged to interest expense with a corresponding increase to additional paid in capital.

 - As a result of the foregoing factors, the Company's net loss decreased to
($271,204) during the three months ended March 31, 2001 from ($3,529,861) for the comparable period in 2000. Net loss per share decreased to ($0.01) for the three months ended March 31, 2001 from ($0.59) for the comparable period in 2000.
Weighted average number of shares outstanding increased to 25,578,706 the three months ended March 31, 2001 from 5,933,431 for the comparable period in 2000 primarily due to purchase of the Company's debentures by Holley Holding U.S.A.
("Holley") in December 2000 and the conversion of debentures into the Company's common stock in January 2001 and other shares that were issued along with the
Holley transaction.

Liquidity And Capital Resources

 - Cash increased for the three months ended March 31, 2001 by $2,336 of which
$27,643 was used for investing activities. Net operating cash loss was $285,520 and financing activities resulted in an inflow of $315,499.

 - As of March 31, 2001, total long-term debt was reduced to $132,580. This reduction is primarily due to Holley's conversion of the convertible debt into common stock of the Company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 9, 2001, a complaint was filed by Chuck Nelson in the Court of
Common Pleas, Mahoning County in Youngstown, Ohio, against the Company for a percentage of the total purse amounts paid to boxers in the Company produced boxing event in China in April 2000, and for a percentage of the television revenue generated thereof. The Company denies all of the rights claimed by Chuck
Nelson and will vigorously defend against all of the plaintiff's claims.

With the exception of the foregoing, no lawsuits or proceedings are currently pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There is no submission of matters to a vote of security holders during the three months ended March 31, 2001.

Item 6. Reports on Form 8-K.

A report on Form 8-K was filed on January 18, 2001 regarding Holley's purchase the company's convertible debt.

A report on Form 8-K/a was filed on February 14, 2001 regarding the acquisition of BA Networks.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Company has duly caused this report to be signed on its behalf on May 15, 2001 by the undersigned, thereunto duly authorized.

AMERICAN CHAMPION ENTERTAINMENT, INC.

(Registrant)

By: /s/ Anthony K. Chan

------------------------------

Anthony K. Chan,

Chief Executive Officer and Chief Financial Officer

By: /s/ Yuanhao Li

------------------------------

Yuanhao Li, President