Form 10QSB
period 2001-06-30
AMERICAN CHAMPION ENTERTAINMENT INC
filed 2001-08-14
CIK 1034840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 333-18967

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
(Name of small business issuer in its charter)

Delaware	94-3261987
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

22320 Foothill Boulevard, Suite 260
Hayward, California   94541
(Address of Principal Executive Offices including Zip Code)

(510) 728-0200
(Registrant's Telephone Number, Including Area Code)

American Champion Entertainment, Inc.
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

Number of shares of common stock, par value $0.0001, outstanding as of August 14, 2001 is 27,462,871.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.

FORM 10-QSB

FOR June 30, 2001

TABLE OF CONTENTS

Part I.	Financial Information
Item 1.	Financial Statements
Consolidated Balance Sheet as of June 30, 2001 and December 31, 2000
Consolidated Statements of Operations for the three and six month periods ended June 30, 2001 and 2000
Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 2001
Notes to Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.	Other Information
Item 1.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Reports on Form 8-K

Signatures

PART I

Item 1. Financial Information - (unaudited)

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

                                              June 30, 2001   December 31, 2000
                                              -------------   -----------------
                                               (unaudited)       (audited)
ASSETS
  Cash....................................... $     3,801     $     5,309
  Accounts receivable........................     416,340         187,726
  Loans receivable, related parties..........      91,179          91,179
  Prepaid expenses...........................         448          15,667
  Property and equipment, net................     190,777         226,547
  Investments................................     524,414         487,647
  Film costs, net............................   3,644,518       3,950,000
  Note receivable............................      81,244          81,244
  Inventory..................................      15,413             -
                                              -------------   ------------
    Total Assets............................. $ 4,968,134     $ 5,045,319
                                              =============   ============

LIABILITIES
  Accounts payable and accrued expenses...... $   475,301     $   630,790
  Notes payable, related parties.............     130,107          36,000
  Other......................................         -             3,746
  Securities to be issued....................         -         2,228,391
  Notes payable..............................     161,949       1,606,043
                                              -------------   ------------
    Total Liabilities........................     767,357       4,504,970
                                              -------------   ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 per share,
     6,000,000 shares authorized,
     none issued or outstanding..............                         -
  Common stock, $.0001 par value;
     40,000,000 shares authorized............       2,760             941
  Additional paid-in capital.................  28,581,501      24,464,507
  Accumulated deficit........................ (24,383,484)    (23,925,099)
                                              -------------   ------------
    Total Stockholders' Equity...............   4,200,777         540,349
                                              -------------   ------------
                                              $ 4,968,134     $ 5,045,319
                                              =============   ============

See accompanying notes.

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

                                                         Three Months Ended       Six Months Ended
                                                    ------------------------  ------------------------
                                                      June 30,     June 30,     June 30,     June 30,
                                                        2001         2000         2001         2000
                                                    -----------  -----------  -----------  -----------
                                                    (unaudited)  (unaudited)  (unaudited)  (unaudited)
REVENUE
  Film income and sponsorship fees..................$       -    $  480,340   $       -    $  482,318
  Licensing income..................................    150,000                   300,000
  Tuition and related fees (discontinued operation).        -         8,415           -        50,601
  Interest income...................................        -         3,100           -         9,678
  Other.............................................      1,500          40         2,682         145
                                                    -----------  -----------  -----------  -----------
    Total revenue...................................    151,500     491,895       302,682     542,742
                                                    -----------  -----------  -----------  -----------
COSTS AND EXPENSES
  Cost of sales-Film income.........................        -           842           325       1,617
  Film cost amortization and reserve................    150,000      31,057       300,000      31,057
  Salaries and payroll taxes........................     17,888     261,438       130,761     561,911
  Rent..............................................     26,105      33,900        55,210      62,807
  Selling...........................................      3,500     126,301        16,595     211,178
  General and administrative........................    140,389   1,535,895       256,166   4,396,858
                                                    -----------  -----------  -----------  -----------
    Total costs and expenses........................    337,882   1,989,433       759,057   5,265,428
                                                    -----------  -----------  -----------  -----------

OPERATING INCOME (LOSS)                                (186,382) (1,497,538)     (456,375) (4,722,686)
                                                    -----------  -----------  -----------  -----------

OTHER INCOME (EXPENSES)
  Interest expense..................................       (800)    (11,681)       (2,011)    (33,295)
  Interest - Beneficial conversation feature
    of debentures                                           -      (107,429)          -      (372,393)
  Interest - Debenture conversion expense...........        -       (65,683)          -       (83,817)
                                                    -----------  -----------  -----------  -----------
    Total other expenses............................       (800)   (184,793)       (2,011)   (489,505)
                                                    -----------  -----------  -----------  -----------

LOSS FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES........................   (187,182) (1,682,331)     (458,386) (5,212,191)

PROVISION FOR INCOME TAXES..........................        -           -             -           -
                                                    -----------  -----------  -----------  -----------
NET LOSS............................................   (187,182) (1,682,331)     (458,386) (5,212,191)
                                                    ===========  ===========  ===========  ===========

ACCUMULATED DEFICIT.................................(24,383,484)(15,118,631)  (24,383,484)(15,118,631)

WEIGHTED AVERAGE NUMBER OF SHARES................... 26,836,113   6,555,737    26,836,113   6,555,737

NET LOSS PER SHARE..................................     ($0.01)     ($0.26)       ($0.02)     ($0.80)

The accompanying notes are an integral part of these financial statements.

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       Three Months     Six Months
                                                          Ended           Ended
                                                       -------------   -------------
                                                       June 30, 2001   June 30, 2001
                                                       -------------   -------------
                                                        (unaudited)     (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss............................................ $   (187,182)   $   (458,386)
  Adjustments to reconcile net loss to net cash
    used for operating activities
      Securities issued for services..................       19,980          19,980
      Depreciation and amortization...................       17,451          38,895
      Amortization of film costs......................      150,000         300,000
  (Increase) decrease in
      Accounts receivable.............................     (146,973)       (228,614)
       Prepaid expenses and other.....................        4,757          15,219
      Inventory.......................................          (29)        (15,411)
  Increase (decrease) in
    Accounts payable and accrued expenses.............       17,443         (81,756)
                                                        ------------   -------------
      Net cash used for operating activities..........     (124,553)       (410,073)
                                                        ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment..................          -            (3,125)
  Payments for film costs.............................          -             5,482
  Increase in other investments.......................       (6,767)        (36,767)
                                                        ------------   -------------
         Net cash used for investing activities.......       (6,767)        (34,410)
                                                        ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of common stock options......          -           300,000
  Proceeds from issuance of common stock..............       22,000          22,000
  Proceeds on loans from related parties..............       76,107          94,107
  Proceeds on notes payable...........................       30,000          30,000
  Payments on notes payable...........................         (631)         (3,132)
                                                        ------------   -------------
      Net cash provided by financing activities.......      127,476         442,975
                                                        ------------   -------------
NET DECREASE IN CASH..................................       (3,844)         (1,508)

CASH, beginning of period.............................        7,645           5,309
                                                        ------------   -------------
CASH, end of period...................................  $     3,801    $      3,801
                                                        ============   =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest..........................................  $       800    $      2,011
                                                        ============   =============

    Foreign and state income taxes....................  $       -      $        -
                                                        ============   =============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES

    Long-term debt converted to equity................  $       -      $  2,000,000
                                                        ============   =============
    Common stock issued related to services...........  $    19,980    $     19,980
                                                        ============   =============
    Common stock and warrants issued related
      to redemption of debentures.....................  $       -      $  2,078,391
                                                        ============   =============

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS - June 30, 2001

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation - The consolidated financial statements include the accounts of Pacific Systems Control Technology, Inc. (the "Company") and its wholly owned subsidiary, America's Best Karate ("ABK"), which owns 100% of American Champion Media, Inc. ("AC Media"), and American Champion Marketing ("AC Marketing"), which is a wholly owned subsidiary of AC Media. There was no activity in AC Marketing during 2001. All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations - AC Media focuses on operating and managing all media-related programs for the Company. These programs consist of production of educational television programs for children, which emphasize martial arts values and fun. ABK was involved in the operations of the Company's karate studios, which have been discontinued.

Acquisition - In September 2000, the Company entered into an agreement to acquire an 80% interest of Beijing Wisdom Net Technology, Co., Ltd. ("BA Networks"), located in Beijing, People's Republic of China. BA Network is in the business of computer and communication network deployment, apartment and office building security automation deployment and related consulting services. The total purchase price paid to BA Networks, including 800,000 shares of the Company's common stock was $450,000. As of June 30, 2001, BA Networks had not commenced the necessary procedures to change the legal status of BA Networks to a foreign invested enterprise or applied for the necessary PRC governmental approvals for the transfer of ownership. On October 28, 2000, BA Networks signed a letter of intent with the Company to set up a Co-operative Joint Venture ("CJV") in China into which all BA Network's assets will be transferred. The CJV will be owned 80% by the Company and 20% by BA Networks. The establishment the CJV was approved by the Beijing Municipal Government on December 1, 2000 and the business license was granted on December 20, 2000. Since the Company does not have control of BA Networks until the transfer of assets occurs, the investment in BA Networks is being accounted for as a deposit under the cost method of accounting as of June 30, 2001 at the original purchase price of $450,000. Upon completion of the transfer of assets the acquisition will be accounted for under the purchase method of accounting. The operations of BA Networks are conducted exclusively in the People's Republic of China ("PRC"). It is at least reasonably possible that the activities of BA Networks, which are conducted in the People's Republic of China, may be disrupted in the near term from factors outside the control of the Company such as from negative effects of economic and political forces.

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

Securities to be Issued - The balance sheet account at December 31, 2000, also includes shares of common stock to be issued in connection with the acquisition of BA Networks. The shares are issued during the second quarter of 2001.

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

Going Concern - Management's plans and the ongoing operations of the Company are expected to require working capital during 2001. In addition the Company has experienced continuing losses from operations. These factors cause substantial doubt about the ability of the Company to continue as a going concern. Management will be required to obtain additional capital to fund the ongoing operations during the remainder of 2001. Management expects to raise additional capital through the stock purchase agreements with Holley.

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

Note 2 - Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for completed financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company on June 30, 2001 and the results of its operations and its cash flows for the six months periods ended June 30, 2001 and 2000. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2000 included in the Company's Form 10-KSB/A as filled with the SEC on April 26, 2001.

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

Note 4 - Film Costs

Film costs consist of the capitalized costs related to the production of videos and programs for television as follows:

                                                  June 30     December 31
                                                    2001         2000
                                                 ----------   -----------
Television program
  The Adventures With Kanga Roddy, net of
    reserve of $3,537,259 at June 30, 2001
    and December 31, 2000....................... $4,660,075   $4,665,557
Videos
  Montana Exercise Video, net of reserve of
    $148,253 at June 30, 2001 and
    December 31, 2000...........................        -            -
  Strong Mind Fit Body, net of reserve of
    $18,042 at June 30, 2001 and
    December 31, 2000...........................        -            -
                                                 ----------   ----------
                                                  4,660,075    4,665,557

Less accumulated amortization                     1,015,557      715,557
                                                 ----------   ----------
                                                 $3,644,518   $3,950,000
                                                 ==========   ==========

A reserve was established to reduce the capitalized film costs of The Adventures With Kanga Roddy to its net realizable value at December 31, 2000. Other investments in both Montana Exercise Video and the videos of the Strong Mind Fit Body were fully reserved as management believes these videos would not generate future revenues for the Company. An amortization charge of $300,000 was taken as of June 30, 2001.

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

Note 6 - Delisting

The Company was notified by Nasdaq in April 2001 that the Company failed to meet eligibility requirements for continued listing on the Nasdaq SmallCap Market. Effective April 3, 2001, the Company's common stock began trading on the Over The Counter Bulletin Board ("OTC:BB").

Note 7 - Capital Stock

During the three month period ended June 30, 2001, the Company issued 135,000 shares of common stock to a consultant for investor relations services. In the same period, the Company also sold 137,500 shares of common stock at the price of $0.16 per share to Mr. Yuanhao Li as part of a Stock Purchase Agreement made between the Company and Mr. Li in December 2000.

Subsequent to the three month period ended June 30, 2001, the Company issued 685,529 stock options to Dr. Robert E. Larson and other individuals of the Larson Group for Dr. Larson's involvement with the Company as a member of the Board of Directors and also for the appointment of management personnel from the Larson Group to key positions of the Company.

Note 8 - Subsequent Events

The company has effectively changed its corporate name to Pacific Systems Control Technology, Inc. on August 8, 2001 and its trading symbol will be changing to PFSY on or about August 14, 2001. This name change is made to more appropriately reflect the businesses of utility metering and power automation that the company is engaging under management by the Larson Group of California and the Holley Group of China. The Holley Group became the company's largest shareholder in January 2001 when they purchased all of the company's convertible debt and converted the outstanding principal into common stock.

The company filed a Form 10-SB on August 2, 2001 with the intent to spin off its wholly own subsidiary, American Champion Media, Inc., ("ACM") as a tax-free distribution to its shareholders. Upon effectiveness of the spin off, the Company's shareholders will receive one share of ACM stock for approximately every 17 shares of ACEI stock held. ACM has changed its corporate name to PeopleNet International Corporation and will be engaging in the marketing of its TV property "Adventures With Kanga Roddy" as well as a truly safe Internet browser for children called "ChiBrow".

As part of the spin off transaction, the advances to ABK will be offset against the amounts due to the Company and the net amount due adjusted down to $1,500,000 with the balance converted to additional paid-in-capital. This $1,500,000 will be converted to a note payable and will be due in annual installments of $300,000 plus interest at 8 percent. The television program, "The Adventures With Kanga Roddy", and all licensing and distribution rights associated with the program will also secure the note.

In July 2001, ACM adopted the 2001 Stock Option Plan. The plan provides for the issuances of up to 1,500,000 options to purchase common stock of ACM. No options have been issued under the plan.

In July 2001, ACM adopted the Non-Employee Directors Stock Option Plan. The plan provides for the issuances of up to 500,000 options to purchase common stock of ACM. No options have been issued under the plan.

In July 2001, ACM adopted the 2001 Stock Incentive Plan. The plan provides for the issuances of up to 500,000 shares of common stock of ACM. No shares have been issued under the plan.

In June 2001, ACM signed an agreement with ECapital Group, Inc. ("ECapital") to purchase the exclusive licensing and marketing rights to ChiBrow, a safe web browser software for children. Under the terms of the agreement, upon the effectiveness of the spin-off of ACM from its parent company, ACM will issue 375,000 shares of common stock, with registration rights, to ECapital in exchange for the worldwide exclusive rights to market and distribute ChiBrow for three years. ACM intends to file a registration statement for such shares immediately after the effectiveness of the spin-off transaction. Pursuant to the terms of the agreement, ACM shall retain 35% of all revenues generated from such marketing efforts and the balance shall be paid to ECapital.

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

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended June 30, 2001. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

Results of Operations

In March 2000, the Company signed a Stock Exchange Agreement with the Beijing Wisdom Network Technology Company, Ltd. ("BA Networks") for the acquisition of 80% of the common stock of BA Networks. The Company's shareholders approved of the acquisition at the Company's Annual Meeting of Shareholders held on September 27, 2000. The owners of BA Networks have agreed to sell an 80% interest of BA Networks to the Company. According the commerce regulation of China, such exchange of ownership needs to be incoprorated into a co-operative joint venture ("CJV"). On October 28, 2000, BA Networks signed a letter of intent with the Company to set up a CJV in China into which all of BA Networks' assets will be transferred. The CJV will be owned 80% by the Company and 20% by BA Networks. The establishment of the CJV was approved by the Beijing Municipal Government on December 1, 2000 and the business license was granted on December 20, 2000. As of June 30, 2001, the transfer of assets from BA Networks has not yet been made. The Company and BA Networks will complete all appropriate steps to fulfill the Chinese commerce regulations for the necessary transfer of ownership into the CJV as soon as possible. Since the Company does not have control of BA Networks until the transfer of assets occurs, the investment in BA Networks is being accounted for as a deposit under the cost method of accounting as of June 30, 2001 at the original purchase price of $450,000. Upon completion of the transfer of assets the acquisition will be accounted for under the purchase method of accounting. The operations of BA Networks are conducted exclusively in the People's Republic of China ("PRC"). It is at least reasonably possible that the activities of BA Networks, which are conducted in the PRC, may be disrupted in the near term from factors outside the control of the Company such as from negative effects of economic and political forces.

Revenues. For the three months ended June 30, 2001, the Company's total revenue decreased to $151,500, a decrease of $340,395 as compared to $491,895 for the comparable period in 2000. This decrease is due to a one-time sponsorship fee of $400,000 that the Company received in the second quarter last year for its boxing event in China.

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

The Company's expenses for salaries and payroll taxes decreased to $17,888 which is a decrease of $243,550 for the three months ended June 30, 2001 from $261,438 for the comparable period in 2000. The decrease is due to a significant effort by management to reduce overhead personnel and also that Messrs Chan, Li and Chung have all agreed to receive no compensation for the quarter ended June 30, 2001. Rent expense decreased slightly to $26,105 for the three month period ended June 30, 2001 from $33,900 for the comparable period in 2000.

Selling expense decreased to $3,500 for the three months ended June 30, 2001 from $126,301 for the comparable period in 2000. General and administrative expenses decreased to $140,389 for the three months ended June 30, 2001 from $1,535,895 for the comparable period in 2000. These decreases are primarily due to drastic reduction in marketing and promotional events for the television series and corporate public relations activities.

Interest expense decreased to $800, a decrease of $10,881 for the three months ended June 30, 2001 from $11,681 for the comparable period in 2000. There was no non-cash charge for the beneficial conversion feature of the convertible debentures as there was no such debt issued within the quarter, compared to a $107,429 charge for the comparable period in 2000. The debentures were convertible to common stock of the Company with the shares to be issued upon conversion based on 77.5% of the fair value of the stock at the time of conversion. Since the debt can be converted at any time, the value of the discount as of the issuance date has been charged to interest expense with a corresponding increase to additional paid in capital.

As a result of the foregoing factors, the Company's net loss decreased to ($187,182) during the three months ended June 30, 2001 from ($1,682,331) for the comparable period in 2000. Net loss per share decreased to ($0.01) for the three months ended June 30, 2001 from ($0.26) for the comparable period in 2000. Weighted average number of shares outstanding increased to 26,836,113 the three months ended June 30, 2001 from 6,555,737 for the comparable period in 2000 primarily due to purchase of the Company's debentures by Holley Holding U.S.A. ("Holley") in December 2000 and the conversion of debentures into the Company's common stock in January 2001 and other shares that were issued along with the Holley transaction.

Liquidity And Capital Resources

Cash decreased for the three months ended June 30, 2001 by $3,844 of which $6,767 was used for investing activities. Net operating cash loss was $124,553 and financing activities resulted in an inflow of $127,476.

As of June 30, 2001, total liabilities of the company was $767,357 which was significantly reduced from end of the year at December 31, 2000. This reduction is primarily due to Holley's conversion of the convertible debt into common stock of the Company.

Subsequent Events

The company has effectively changed its corporate name to Pacific Systems Control Technology, Inc. on August 8, 2001 and its trading symbol will be changing to PFSY on or about August 14, 2001. This name change is made to more appropriately reflect the businesses of utility metering and power automation that the company is engaging under management by the Larson Group of California and the Holley Group of China. The Holley Group became the company's largest shareholder in January 2001 when they purchased all of the company's convertible debt and converted the outstanding principal into common stock.

The company filed a Form 10-SB on August 2, 2001 with the intent to spin off its wholly own subsidiary, American Champion Media, Inc., ("ACM") as a tax-free distribution to its shareholders. Upon effectiveness of the spin off, the Company's shareholders will receive one share of ACM stock for approximately every 17 shares of ACEI stock held. ACM has changed its corporate name to PeopleNet International Corporation and will be engaging in the marketing of its TV property "Adventures With Kanga Roddy" as well as a truly safe Internet browser for children called "ChiBrow".

As part of the spin off transaction, the advances to ABK will be offset against the amounts due to the Company and the net amount due adjusted down to $1,500,000 with the balance converted to additional paid-in-capital. This $1,500,000 will be converted to a note payable and will be due in annual installments of $300,000 plus interest at 8 percent. The television program, "The Adventures With Kanga Roddy", and all licensing and distribution rights associated with the program will also secure the note.

In July 2001, ACM adopted the 2001 Stock Option Plan. The plan provides for the issuances of up to 1,500,000 options to purchase common stock of ACM. No options have been issued under the plan.

In July 2001, ACM adopted the Non-Employee Directors Stock Option Plan. The plan provides for the issuances of up to 500,000 options to purchase common stock of ACM. No options have been issued under the plan.

In July 2001, ACM adopted the 2001 Stock Incentive Plan. The plan provides for the issuances of up to 500,000 shares of common stock of ACM. No shares have been issued under the plan.

In June 2001, ACM signed an agreement with ECapital Group, Inc. ("ECapital") to purchase the exclusive licensing and marketing rights to ChiBrow, a safe web browser software for children. Under the terms of the agreement, upon the effectiveness of the spin-off of ACM from its parent company, ACM will issue 375,000 shares of common stock, with registration rights, to ECapital in exchange for the worldwide exclusive rights to market and distribute ChiBrow for three years. ACM intends to file a registration statement for such shares immediately after the effectiveness of the spin-off transaction. Pursuant to the terms of the agreement, ACM shall retain 35% of all revenues generated from such marketing efforts and the balance shall be paid to ECapital.

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

Item 4. Submission of Matters to a Vote of Security Holders

There is no submission of matters to a vote of security holders during the three months ended June 30, 2001.

Item 6. Reports on Form 8-K.

There is no report on Form 8-K filed during the three months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on August 14, 2001 by the undersigned, thereunto duly authorized.

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.

(Registrant)

By: /s/ Anthony K. Chan

------------------------------

Anthony K. Chan,

Chief Executive Officer and Chief Financial Officer

By: /s/ Yuanhao Li

------------------------------

Yuanhao Li, President