Form 10QSB
period 2001-09-30
PACIFIC SYSTEMS CONTROL TECHNOLOGY INC /DE/
filed 2001-11-14
CIK 1034840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

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

100 Marine World Parkway, Suite 325
Redwood Shores, California 94065
(Address of Principal Executive Offices including Zip Code)

(650) 802-8299
(Registrant's Telephone Number, Including Area Code)

American Champion Entertainment, Inc.
22320 Foothill Boulevard, Suite 260
Hayward, California 94541
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

Number of shares of common stock, par value $0.0001, outstanding as of November 12, 2001 is 27,462,871.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.

FORM 10-QSB

For September 30, 2001

TABLE OF CONTENTS

Part I.	Financial Information
Item 1.	Financial Statements
Consolidated Balance Sheet as of September 30, 2001 and December 31, 2000
Consolidated Statements of Operations for the three and nine month periods ended September 30, 2001 and 2000
Consolidated Statements of Cash Flows for the three and nine month periods ended September 30, 2001
Notes to Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.	Other Information
Item 1.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Reports on Form 8-K

Signatures

PART I

Item 1. Financial Information - (unaudited)

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

                                              Sep 30, 2001    Dec 31, 2000
                                              ------------    ------------
                                               (unaudited)       (audited)
ASSETS
  Cash....................................... $    27,283     $     5,309
  Accounts receivable........................     542,616         187,726
  Loans receivable, related parties..........      91,179          91,179
  Prepaid expenses...........................       2,448          15,667
  Deposits...................................     300,000             -
  Property and equipment, net................     172,091         226,547
  Investments................................     524,414         487,647
  Film costs, net............................   2,549,518       3,950,000
  Note receivable............................      81,244          81,244
  Inventory..................................      15,413             -
                                              -------------   ------------
    Total Assets............................. $ 4,306,206     $ 5,045,319
                                              =============   ============

LIABILITIES
  Accounts payable and accrued expenses...... $   523,763     $   630,790
  Notes payable, related parties.............     321,500          36,000
  Other......................................         -             3,746
  Securities to be issued....................         -         2,228,391
  Notes payable..............................     174,925       1,606,043
                                              -------------   ------------
    Total Liabilities........................   1,020,188       4,504,970
                                              -------------   ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 per share,
     6,000,000 shares authorized,
     none issued or outstanding..............                         -
  Common stock, $.0001 par value;
     40,000,000 shares authorized............       2,760             941
  Additional paid-in capital.................  28,977,246      24,464,507
  Accumulated deficit........................ (25,693,988)    (23,925,099)
                                              -------------   ------------
    Total Stockholders' Equity...............   3,286,018         540,349
                                              -------------   ------------
                                              $ 4,306,206     $ 5,045,319
                                              =============   ============

The accompanying notes are an integral part of these financial statements.

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

                                                       Three Months Ended        Nine Months Ended
                                                    ------------------------  ------------------------
                                                       Sep 30,      Sep 30,      Sep 30,      Sep 30,
                                                        2001         2000         2001         2000
                                                    -----------  -----------  -----------  -----------
                                                    (unaudited)  (unaudited)  (unaudited)  (unaudited)
REVENUE
  Film income and sponsorship fees..................$       -    $    1,323   $       -    $   18,591
  Licensing income..................................    150,000      22,386       450,000     487,436
  Tuition and related fees (discontinued operation).        -           -             -        50,601
  Interest income...................................        -         1,706           -        11,384
  Other.............................................        -           103         2,682         248
                                                    -----------  -----------  -----------  -----------
    Total revenue...................................    150,000      25,518       452,682     568,261
                                                    -----------  -----------  -----------  -----------
COSTS AND EXPENSES
  Cost of sales-Film income.........................        -           388           325       2,005
  Film cost amortization and reserve................  1,095,000   1,000,000     1,395,000   1,031,057
  Salaries and payroll taxes........................      9,419     241,746       140,180     803,657
  Rent..............................................     26,341      45,255        81,551     108,062
  Selling...........................................      3,000     307,872        19,595   2,096,690
  General and administrative........................    309,329     704,875       565,495   3,524,093
                                                    -----------  -----------  -----------  -----------
    Total costs and expenses........................  1,443,089   2,300,136     2,202,146   7,565,564
                                                    -----------  -----------  -----------  -----------

OPERATING INCOME (LOSS)                              (1,293,089) (2,274,618)   (1,749,464) (6,997,303)
                                                    -----------  -----------  -----------  -----------

OTHER INCOME (EXPENSES)
  Interest expense..................................     (5,883)    (22,167)       (7,894)    (53,463)
  Interest - Beneficial conversation feature
    of debentures                                           -      (340,603)          -      (712,996)
  Interest - Debenture conversion expense...........        -       (60,223)          -      (146,040)
                                                    -----------  -----------  -----------  -----------
    Total other expenses............................     (5,883)   (422,993)       (7,894)   (912,499)
                                                    -----------  -----------  -----------  -----------

LOSS FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES........................ (1,298,972) (2,697,611)   (1,757,358) (7,909,802)

PROVISION FOR INCOME TAXES..........................     11,532         -          11,532         -
                                                    -----------  -----------  -----------  -----------
NET LOSS............................................ (1,310,504) (2,697,611)   (1,768,890) (7,909,802)
                                                    ===========  ===========  ===========  ===========

ACCUMULATED DEFICIT.................................(25,693,988)(17,816,242)  (25,693,988)(17,816,242)

WEIGHTED AVERAGE NUMBER OF SHARES................... 27,462,871   7,894,850    27,462,871   7,894,850

NET LOSS PER SHARE..................................     ($0.05)     ($0.34)       ($0.06)     ($1.00)

The accompanying notes are an integral part of these financial statements.

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       Three Months    Nine Months
                                                          Ended           Ended
                                                       ------------    ------------
                                                       Sep 30, 2001    Sep 30, 2001
                                                       ------------    ------------
                                                        (unaudited)     (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss............................................ $ (1,310,504)   $ (1,768,890)
  Adjustments to reconcile net loss to net cash
    used for operating activities
      Securities issued for services..................       95,745         115,725
      Depreciation and amortization...................       18,686          57,581
      Amortization of film costs......................    1,095,000       1,395,000
      Bad debts written off                                  66,667          66,667
  (Increase) decrease in
      Accounts receivable.............................     (192,943)       (421,557)
       Prepaid expenses and other.....................       (2,000)         13,219
       Deposits.......................................     (300,000)       (300,000)
      Inventory.......................................          -           (15,411)
  Increase (decrease) in
    Accounts payable and accrued expenses.............       48,460         (33,296)
                                                        ------------   -------------
      Net cash used for operating activities..........     (480,889)       (890,962)
                                                        ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment..................          -            (3,125)
  Payments for film costs.............................          -             5,482
  Increase in other investments.......................          -           (36,767)
                                                        ------------   -------------
         Net cash used for investing activities.......          -           (34,410)
                                                        ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of common stock options......          -           300,000
  Proceeds from issuance of common stock..............          -            22,000
  Proceeds from investment............................      300,000         300,000
  Proceeds on loans from related parties..............      191,393         285,500
  Proceeds on notes payable...........................       20,000          50,000
  Payments on notes payable...........................       (7,022)        (10,154)
                                                        ------------   -------------
      Net cash provided by financing activities.......      504,371         947,346
                                                        ------------   -------------
NET INCREASE IN CASH..................................       23,482          21,974

CASH, beginning of period.............................        3,801           5,309
                                                        ------------   -------------
CASH, end of period...................................  $    27,283    $     27,283
                                                        ============   =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest..........................................  $     5,883    $      7,894
                                                        ============   =============

    Foreign and state income taxes....................  $    11,532    $     11,532
                                                        ============   =============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES

    Long-term debt converted to equity................  $       -      $  2,000,000
                                                        ============   =============
    Common stock issued related to services...........  $    95,745    $    115,725
                                                        ============   =============
    Common stock and warrants issued related
      to redemption of debentures.....................  $       -      $  2,078,391
                                                        ============   =============

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS - September 30, 2001

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

Acquisition - In September 2000, the Company entered into an agreement to acquire an 80% interest of Beijing Wisdom Net Technology, Co., Ltd. ("BA Networks"), located in Beijing, People's Republic of China. BA Network is in the business of computer and communication network deployment, apartment and office building security automation deployment and related consulting services. The total purchase price paid to BA Networks, including 800,000 shares of the Company's common stock was $450,000. As of September 30, 2001, BA Networks had not commenced the necessary procedures to change the legal status of BA Networks to a foreign invested enterprise or applied for the necessary PRC governmental approvals for the transfer of ownership. On October 28, 2000, BA Networks signed a letter of intent with the Company to set up a Co-operative Joint Venture ("CJV") in China into which all BA Network's assets will be transferred. The CJV will be owned 80% by the Company and 20% by BA Networks. The establishment the CJV was approved by the Beijing Municipal Government on December 1, 2000 and the business license was granted on December 20, 2000. Since the Company does not have control of BA Networks until the transfer of assets occurs, the investment in BA Networks is being accounted for as a deposit under the cost method of accounting as of June 30, 2001 at the original purchase price of $450,000. Upon completion of the transfer of assets the acquisition will be accounted for under the purchase method of accounting. The operations of BA Networks are conducted exclusively in the People's Republic of China ("PRC"). It is at least reasonably possible that the activities of BA Networks, which are conducted in the People's Republic of China, may be disrupted in the near term from factors outside the control of the Company such as from negative effects of economic and political forces.

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

Note 2 - Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for completed financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company on September 30, 2001 and the results of its operations and its cash flows for the nine months periods ended September 30, 2001 and 2000. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2000 included in the Company's Form 10-KSB/A as filled with the SEC on April 26, 2001.

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

Note 4 - Film Costs

Film costs consist of the capitalized costs related to the production of videos and programs for television as follows:

                                                 September 30     December 31
                                                     2001             2000
                                                 ------------     -----------
Television program
  The Adventures With Kanga Roddy, net of
    reserve of $3,537,259 at September 30, 2001
    and December 31, 2000....................... $  4,660,075     $ 4,665,557
Videos
  Montana Exercise Video, net of reserve of
    $148,253 at September 30, 2001 and
    December 31, 2000...........................          -               -
  Strong Mind Fit Body, net of reserve of
    $18,042 at September 30, 2001 and
    December 31, 2000...........................          -               -
                                                 ------------     -----------
                                                    4,660,075       4,665,557

Less accumulated amortization                       2,110,557         715,557
                                                 ------------     -----------
                                                 $  2,549,518     $ 3,950,000
                                                 ============     ===========

A reserve was established to reduce the capitalized film costs of The Adventures With Kanga Roddy to its net realizable value at December 31, 2000. Other investments in both Montana Exercise Video and the videos of the Strong Mind Fit Body were fully reserved as management believes these videos would not generate future revenues for the Company. An amortization charge of $1,395,000 was taken as of September 30, 2001.

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

Note 8 - Significant Events

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

The company filed a Form 10-SB on August 2, 2001 with the intent to spin off its wholly own subsidiary, American Champion Media, Inc., ("ACM") as a tax-free distribution to its shareholders. Upon effectiveness of the spin off, the Company's shareholders will receive one share of ACM stock for approximately every 17 shares of PFSY stock held. ACM has changed its corporate name to PeopleNet International Corporation and will be engaging in the marketing of its TV property "Adventures With Kanga Roddy" as well as a truly safe Internet browser for children called "ChiBrow".

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

The company has signed a Development and Purchase Contract with International Utility Information Systems Corporation ("Utility Systems) on August 17, 2001, under which terms the Company shall pay Utility Systems a total of $2,000,000 for the development of an electronic utility meter specially designed for the Chinese market. Funding for this development will be provided by Holley, the Company's largest shareholder.

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

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended September 30, 2001. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

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

Revenues. For the three months ended September 30, 2001, the Company's total revenue of $150,000 was derived from the licensing agreement with World Channel.

Costs and Expenses. The Company's revenues were offset by amortization of film costs of $1,095,000. Such film costs were capitalized production costs of the Kanga Roddy series, and the amortization is calculated based upon the proportion to the revenue generated by the series in this period compared to total expected revenues from the series. Management intends to evaluate the recoverability of the film costs each year going forward. Based on the ability of the Company to conclude future licensing agreements sufficient to recover the capitalized costs, the estimate of recoverability may change in future periods.

The Company's expenses for salaries and payroll taxes decreased to $9,419 for the three months ended September 30, 2001 from $241,746 for the comparable period in 2000. The decrease is due to a significant effort by management to reduce overhead personnel and also that Messrs Chan, Li and Chung have all agreed to receive no compensation for the quarter ended September 30, 2001. Rent expense decreased to $26,341 for the three month period ended September 30, 2001 from $45,255 for the comparable period in 2000.

Selling expense decreased to $3,000 for the three months ended September 30, 2001 from $307,872 for the comparable period in 2000. General and administrative expenses decreased to $309,329 for the three months ended September 30, 2001 from $704,875 for the comparable period in 2000. These decreases are primarily due to drastic reduction in marketing and promotional events for the television series and corporate public relations activities.

Interest expense decreased to $5,883 for the three months ended September 30, 2001 from $22,167 for the comparable period in 2000. There was no non-cash charge for the beneficial conversion feature of the convertible debentures as there was no such debt issued within the quarter, compared to a $340,603 charge for the comparable period in 2000. The debentures were convertible to common stock of the Company with the shares to be issued upon conversion based on 77.5% of the fair value of the stock at the time of conversion. Since the debt can be converted at any time, the value of the discount as of the issuance date has been charged to interest expense with a corresponding increase to additional paid in capital.

As a result of the foregoing factors, the Company's net loss decreased to ($1,310,504) during the three months ended September 30, 2001 from ($2,697,611) for the comparable period in 2000. Net loss per share decreased to ($0.05) for the three months ended September 30, 2001 from ($0.34) for the comparable period in 2000. Weighted average number of shares outstanding increased to 27,462,871 the three months ended September 30, 2001 from 7,894,850 for the comparable period in 2000 primarily due to purchase of the Company's debentures by Holley Holding U.S.A. ("Holley") in December 2000 and the conversion of debentures into the Company's common stock in January 2001 and other shares that were issued along with the Holley transaction.

Liquidity And Capital Resources

Cash increased for the three months ended September 30, 2001 by $23,482 of which none was used for investing activities. Net operating cash loss was $480,889 and financing activities resulted in an inflow of $504,371.

As of September 30, 2001, total liabilities of the company was $1,020,188 which was significantly reduced from end of the year at December 31, 2000. This reduction is primarily due to Holley's conversion of the convertible debt into common stock of the Company.

Significant Events

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

The company has signed a Development and Purchase Contract with International Utility Information Systems Corporation ("Utility Systems) on August 17, 2001, under which terms the Company shall pay Utility Systems a total of $2,000,000 for the development of an electronic utility meter specially designed for the Chinese market. Funding for this development will be provided by Holley, the Company's largest shareholder.

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

On October ??, 2001, the Company filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.

With the exception of the foregoing, no lawsuits or proceedings are currently pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There is no submission of matters to a vote of security holders during the three months ended September 30, 2001.

Item 6. Reports on Form 8-K.

There is no report on Form 8-K filed during the three months ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on November 14, 2001 by the undersigned, thereunto duly authorized.

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.

(Registrant)

By: /s/ Anthony K. Chan

------------------------------

Anthony K. Chan,

Chief Executive Officer and Chief Financial Officer