Form 10KSB
period 2001-12-31
PACIFIC SYSTEMS CONTROL TECHNOLOGY INC
filed 2002-04-15
CIK 1034840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 000-22833

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
(Name of small business issuer in its charter)

Delaware	94-3261987
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

100 Marine Parkway, Suite 325
Redwood Shores, California 94065
(Address of Principal Executive Offices including Zip Code)

(650) 802-8299
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of the class	Name of each exchange on which registered
Common Stock, $ .0001 par value	None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB.    [X]

      Revenues for its most recent fiscal year: $451,322

      Aggregate market value of common stock held by nonaffiliates at March 31, 2002: $949,447

      Number of shares of common stock outstanding at March 31, 2002: 27,574,371

DOCUMENTS INCORPORATED BY REFERENCE:      None.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.

2001 ANNUAL REPORT ON FORM 10-KSB

INDEX

PART I

Item 1. Description of Business

General

Pacific Systems Control Technology, Inc. (formerly American Champion Entertainment, Inc.) is a Delaware company with its headquarter in 100 Marina Parkway, Suite 325, Redwood Shores, California and incorporated on February 5, 1997. The Company was formed as a holding company for its wholly-owned subsidiary, American's Best Karate, a California corporation ("ABK"), formed in June 1991. ABK wholly owns American Media, Inc., a Delaware Corporation ("AC Media"), formed in February 1997. AC Media wholly owns American Champion Marketing Group, a Delaware corporation ("AC Marketing") formed in July 1999. Unless indicated otherwise, references the "Company" herein shall include ABK, AC Media and AC Marketing.

Repurchase and Conversion of Debt

On December 27, 2000, the Company signed an Agreement for Purchase of Convertible Debt with Holley Holding (U.S.A.) Ltd., pursuant to which Holley purchased the Company's existing $2 million in convertible debt. The transaction was completed on January 4, 2001 and Holley elected to convert all of such debt into 13,717,045 shares of the Company's common stock and Holley became the Company's largest shareholder. This transaction resulted in significant improvement in the Company's balance sheet due to the fact that a large amount of debt is removed and the respective amount is added into Additional Paid-in Capital.

Change in Core Business

In August 2001, the Company changed its name from American Champion Entertainment, Inc. to Pacific Systems Control Technology to better reflect the business plan of the Company which is to provide technology solutions, by cooperation with other high-tech companies in the field, for power automation and metering systems in the global electric utility marketplace, in particular in China and the United States.

Pacific Systems is pursuing the global electric utility market based on Holley's guidance. Pacific Systems is also a software application developing company specialized in designing integrated computer control systems for power plants. Collaborating with Holley Science and Technology Company of China, a full system integrator for SCADA/EMS systems for the electric utility industry Systems in China, Pacific Systems intends to provide solutions to the global utility market place. Currently, Pacific Systems is working with Holley Science and Technology in several projects in China for the development of custom designed electronic meters with communication capabilities and computer systems regulating the generation and transmission of electric power. In addition to full system integration capability, Pacific Systems also intends to provide:

1.  Manufacture of communications, MMI, and redundancy interface equipment for distributed PC based systems

2.  Development of standardized Supervisory Control And Data Acquisition (SCADA) system software products

3.  Development of standardized Energy Management System (EMS) system software products

4.  Development of protocol software to meet standards for;

- RTU to Master/Peer communications

- Sub master to Master/Peer communications

- Intelligent electronic device (IED) to RTU/Master/Sub master communication

5.  Full system and product support, with field service, repair and maintenance contract capabilities

We intend to provide open, state of the art solutions to electric utilities from China to worldwide based on over 20 years of experience from the Larson Group. Dr. Robert E. Larson, who is also on our Board of Directors, together with his team of scientists, is an available source of consultation in the design and customization of solutions and products for our clients that include the Holley Group of China. Such solutions include Supervisory Control And Data Acquisition (SCADA), Energy Management System (EMS), Distribution Automation (DA), and Automatic Meter Reading (AMR) as well as multi-function commercial electronic meter and residential meter products. The Holley Group of China sold over 27 million meters worldwide last year and captured about 40% of the Chinese domestic market.

In the third quarter this year, we signed a contract with Utility Systems Corporation, a California company, for the development and customization of key electronic components of a meter specially designed for the Chinese market. Of the $2 million dollars in developmental cost to be paid to Utility Systems Corp by the Company, $300,000 was paid as of December 31, 2001 and the balance is anticipated to be paid over the course of 2002. This product will be sold to Holley Science and Technology of China beginning in the year 2002.

However, there is no assurance that we will be able to commence the utility businesses within the year 2002.

Spin-off Distribution of Subsidiary

AC Media is a media production company and AC Marketing is a marketing company. Through AC Media and AC Marketing, the Company is involved in (i) the development, production and marketing of "ADVENTURES WITH KANGA RODDY", a television program aimed at pre-school and primary school children (the "Kanga Roddy Series"), (ii) the licensing of merchandising rights related to Kanga Roddy Series, (iii) the development, production and marketing of various audio tapes, video tapes and workbooks that specialize in fitness information, and (iv) acquire the licensing rights to other intellectual properties. ABK had no activities in the year 2001.

Between the years 1997 and 2000, we developed and produced 29 half-hour episodes of the Kanga Roddy series which features a six-foot tall kangaroo character named Kanga Roddy who is a martial arts expert. Unlike other martial arts programs which feature violent content, Kanga Roddy never fights because he understands that conflict can always be resolved through traditional martial arts values such as knowledge, compassion, humility, discipline, respect and an open mind. The show merges these values, which are the core subjects in the field of emotional intelligence, with contemporary music, dance, vibrant colors and exciting movements designed to capture the attention of its target audience consisting primarily of pre-school and primary school children.

From 1997 through 2000, we and KTEH, the public broadcasting station serving the San Jose, California area, collaborated on the production of 29 half-hour episodes of the Kanga Roddy series. We funded the production costs of the series and we own all of the intellectual property to the series. KTEH was granted the exclusive domestic (U.S.) broadcasting rights to the series, and KTEH, through their connection to the network of public television, caused the show to be aired by public TV stations across the country. The exclusive broadcasting rights granted to KTEH ended on April 1, 2001.

We also host a website known as "Hiyah.com" where colorful graphics and streaming audio bring old-time stories and fables to children. We enjoy steadily increasing visits to this site without any sort of advertisement, from originally a few thousand visits per week to over 150,000 per month, with the average duration per visit of over 10 minutes equivalent to about the length of reading two stories. We intend to incorporate this service into the ChiBrow system.

In December 2000, we signed a licensing agreement with World Channel, Inc. of South San Francisco, California, for a five-year worldwide licensing and distribution of the Kanga Roddy TV program and its related video and audio products. Pursuant to terms of the agreement, World Channel has the exclusive right to license such products of the Kanga Roddy program and shall pay PeopleNet $600,000 in licensing fees per year from 2001 through 2005, or a total of $3 million. Royalties under pre-existing agreements are assigned to World Channel. In connection with the distribution of our stock by Pacific Systems Control Technology, we entered into an agreement with Pacific Systems pursuant to which we agreed that all future cashflow related to the Kanga Roddy series and its intellectual property that will be generated from the licensing agreement with World Channel shall be allocated between the two companies on a 50/50 basis. Pursuant to this agreement, PeopleNet will pay Pacific Systems 50% of the cash we receive in the future from World Channel. All revenue under this agreement will be earned and recorded by PeopleNet, with 50% of the cash received used as repayment of the note payable to Pacific Systems. Since only partial payment from World Channel was received during the year 2001 and that the collectibility of additional payments are not assured, we have determined to record only $450,000 in revenues at that end of the year 2001 and we may not recognized any additional revenues from this licensing agreement in the future until payments are actually received.

We plan to retain worldwide rights to the characters and images developed in the Kanga Roddy series, to protect our rights to such characters and images through appropriate registration, and to license their use to manufactures for specific products. There is no assurance that we will be able to do so. If the Kanga Roddy series does not attain and maintain widespread television distribution, or widespread popularity, it is unlikely that any significant licensing or merchandising opportunities or revenue will arise or be maintained.

In January 2002, our Board of Directors and a majority of our stockholders approved a proposal to effect a spin-off distribution to our stockholders of our wholly-owned subsidiary, PeopleNet International Corporation (f/k/a American Champion Media, Inc.). The spin-off was effectuated in February 2002 and separated Pacific Systems Control Technology, Inc. into two publicly-traded companies:

1.  PeopleNet International Corporation ("PeopleNet"), which will market an Internet browser for children call "ChiBrow", a communication software solution, and its television property "Adventures With Kanga Roddy"; and

2.  Pacific Systems Control Technology, Inc. ("Pacific Systems") which will engage in the business of the marketing and distribution of utility metering and power automation products.

The separation of these businesses was accomplished through a distribution of 80% of the common stock of PeopleNet to existing Pacific Systems stockholders. As a result of the spin-off distribution, each existing Pacific Systems stockholder (1) received one share of PeopleNet common stock for every 17 shares of existing Pacific Systems common stock held as of the record date of January 16, 2002 and (2) retained their shares in existing Pacific Systems.

We believe that this distribution will enable the respective management teams to focus more closely on their businesses and provide flexibility for each of the separated companies to grow in the way best suited for its industry. After the separation, PeopleNet and Pacific Systems will each be able to pursue the separate, and at times fundamentally different, business strategies that are appropriate in their respective industries. PeopleNet, for example, may operate with minimal debt levels so as to be able to use its financial strength to augment its competitive position and to pursue other business opportunities. Pacific Systems may choose to assume its own financing strategy in order to take advantage of opportunities that may arise in its fields of interest. After the consummation of the Distribution, Pacific Systems will only engage in the business of utility metering and power automation under the management of the Larson Group of California and the Holley Group of China.

Listing of PeopleNet and Pacific Systems

The shares of PeopleNet common stock issued in the Distribution are not currently trading on any exchange. PeopleNet anticipates applying for listing on Nasdaq in the first half of 2002. In the event that the application for a Nasdaq listing is unsuccessful, PeopleNet's shares may then be traded on the OTC:BB. There is currently no public trading market for these shares.

Pacific Systems common stock (i.e. the "old" Pacific Systems common stock) continues to trade on the OTC:BB.

Acquisition

In March 2000, the Company signed a Stock Exchange Agreement with BA Networks for the acquisition of 80% of the common stock of BA Networks. The Company's shareholders approved of the acquisition at the Company's Annual Meeting of Shareholders held on September 27, 2000. The owners of BA Networks have agreed to sell an 80% interest in BA Networks to ACEI. According to commerce regulation of China, such exchange of ownership needs to be incorporated into a co-operative joint venture ("CJV"). On October 28, 2000 BA Network signed a letter of intent with ACEI to set up a "CJV" in China into which all of BA Networks' assets will be transferred. The CJV will be owned 80% by ACEI and 20% by BA Networks. The establishment of CJV was approved by the Beijing Municipal Government on December 1, 2000 and the business license was granted on December 20, 2000. As of December 31, 2001, the transfer of assets from BA Networks has not yet been made. The Company and BA Networks will complete all appropriate steps to fulfill the Chinese commerce regulations for the necessary transfer of ownership into the CJV upon the filing of the Company's year-end report. Since the Company does not have control of BA Networks until the transfer of assets occurs, the investment in BA Networks is being accounted for as a deposit under the cost method of accounting as of December 31, 2001 at the original purchase price of $450,000. Upon completion of the transfer of assets the acquisition will be accounted for under the purchase method of accounting. The operations of BA Networks are conducted exclusively in the People's Republic of China ("PRC"). It is at least reasonably possible that the activities of BA Networks, which are conducted in the People's Republic of China, may be disrupted in the near term from factors outside the control of the Company such as from negative effects of economic and political forces. Please see Note 1 following the financial statements for a proforma presentation if control over this subsidiary was established on December 31, 2001. Completion of this transaction is expected to require up to $500,000 and the Company currently intends to complete this transaction.

Employees

As of March 31, 2002, the Company employed 4 employees on a full-time basis, all of which are management.

Item 2. Description of Property

The Company leases approximately 1,300 square feet of space for our Redwood Shores, California, headquarters pursuant to a four-year lease expiring in February 2005, at approximately $4,000 per month.

Item 3. Legal Proceedings

In February 2001, a complaint was filed by Chuck Nelson in Court of Common Pleas, Mahoning County in Youngstown, Ohio against the Company for a percentage of the total purse amounts paid to boxers in the Company produced boxing event in China in April 2000, and for a percentage of the television revenue generated thereof. The Company denies all of the rights claimed by Chuck Nelson and will vigorously defend against all of Mr. Nelson's claims.

In October 2001, the Company filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 naming the Company including all of its subsidiaries as the defendants in the cross-complaint. The Labor Commission of California in December 2001 issued a judgment against the Company including all of its subsidiaries in the amount of $69,170.58 in favor of the employee. This amount has been accrued as of December 31, 2001.

As the parent company, Pacific Systems has agreed to indemnify all of its subsidiaries including PeopleNet from the liabilities of these two cases including expenses, fees or judgment.

With the exception of the foregoing, no lawsuits or proceedings are currently pending against the Company.

Item 4. Submission of Matters to Vote of Security Holders

In January 2002, the Company's majority shareholders approved the spin-off distribution of a subsidiary, an increase in the authorized number of shares of our common stock to 100,000,000, an increase in the authorized number of shares of our preferred stock to 10,000,000 and increase number of shares available for grant pursuant to the Company's 1997 Employee Stock Option Plan from 1,750,000 to 10,000,000 and the Company's 1997 Non-Employee Directors Stock Option Plan from 200,000 to 500,000.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market for Securities

Our Common Stock and Common Stock Purchase Warrants commenced quotation on the NASDAQ Small Cap Market System under the symbols "ACEI" and "ACEIW" respectively, on August 1, 1997. The Company's securities were delisted from the NASDAQ Small Cap Market effective April 3, 2001. The Company's Common Stock began trading on the OTC Bulletin Board on April 3, 2001. Due to the name change of the Company, the trading symbol for the Common Stock was also changed in August 2001 to PFSY. The range of high and low reported closing sales prices for the Common Stock as reported by NASDAQ SmallCap Market since the Commencing of trading up to April 2, 2001, and as reported by the OTC Bulletin Board since April 3, 2001 were as follows (adjusted for 1:4 reverse split on January 4, 2000):

Common Stock:	High	Low

2000
First Quarter	$ 6.031	$ 2.125
Second Quarter	$ 3.313	$ 0.875
Third Quarter	$ 1.438	$ 0.594
Fourth Quarter	$ 0.750	$ 0.156

2001
First Quarter	$ 0.844	$ 0.219
Second Quarter	$ 0.313	$ 0.130
Third Quarter	$ 0.210	$ 0.080
Fourth Quarter	$ 0.150	$ 0.050

2002
First Quarter	$ 0.120	$ 0.060

Item 6. Management's Discussion and Analysis or Plan of Operation

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the one-year period ended December 31, 2001. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 and as amended by SFAS 138 "Accounting for Certain Derivative Instruments and Hedging Activities, and amendment to SFAS 133," requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standard Boards issued SFAS No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter of the fiscal year beginning after June 15, 2000. The adoption of SFAS 133 and SFAS 137 is not expected to have a material effect on the Company's financial position or results of operations.

In July 2001, the FASB issued two Statements, Statement No. 141, Business Combinations (SFAS No. 141), and Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 revises accounting treatment for business combinations requiring the use of purchase accounting and prohibiting the use of pooling-of-interests method for all business combinations initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill for all business combinations completed after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 in fiscal year 2002. The Company has not yet evaluated the effects of these changes on its consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. FAS 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets and replaces FAS 121 while retaining the substantive aspects, and amends certain accounting and reporting provisions of APB Opinion No.30 and ARB No.51.The new rule removes goodwill from its scope and, therefore, eliminates the requirement of FAS 121 to allocate goodwill to long-lived assets to be tested for impairment. It also establishes guidance and criteria beyond that previously specified in Statement 121, including guidance on reporting discontinued operations. The Company will adopt SFAS 144 in fiscal year 2002. The Company will apply the new rule on accounting for long-lived assets beginning in the first quarter of 2002 and has not yet determined the extent of such effects on the Company's financial statements.

Critical Accounting Policies

In the ordinary course of business, the company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Although historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements, future actual results may vary significantly. Estimates and assumptions include, but are not limited to, customer receivables, long-term asset lives, contingencies and litigation. The Company has also chosen certain accounting policies when options were available, including:

  The intrinsic value method, or APB Opinion No. 25, to account for our common stock incentive awards; and

  We record an allowance for credit losses based on estimates of customers' ability to pay. If the financial condition of our customers were to deteriorate, additional allowances may be required.

  We will adopt SFAS 142, Goodwill and Other Intangible Assets, in fiscal year 2002. We have not yet evaluated the effects of these changes.

  The Company expects to apply the provisions of Statement of Position 97-2 as well as SAB 101, to account for the sales of software and related services that may be bundled with the software license.

These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.

Results of Operation

The Company was formed in February 1997 and has a wholly owned subsidiary, ABK, which had no activities in the year 2001. ABK wholly owns AC Media, a media production company, which owns AC Marketing, a licensing and marketing company. In March 2000, the Company signed a Stock Exchange Agreement with BA Networks for the acquisition of 80% of the common stock of BA Networks. The Company's shareholders approved of the acquisition at the Company's Annual Meeting of Shareholders held on September 27, 2000. The owners of BA Networks have agreed to sell an 80% interest in BA Networks to the Company. According to commerce regulation of China, such exchange of ownership needs to be incorporated into a co-operative joint venture ("CJV"). On October 28, 2000 BA Network signed a letter of intent with the Company to set up a "CJV" in China into which all of BA Networks' assets will be transferred. The CJV will be owned 80% by the Company and 20% by BA Networks. The establishment of CJV was approved by the Beijing Municipal Government on December 1, 2000 and the business license was granted on December 20, 2000. As of March 31, 2002, the transfer of assets from BA Networks has not yet been made. Since the Company does not have control of BA Networks until the transfer of assets occurs, the investment in BA Networks is being accounted for as a deposit under the cost method of accounting as of December 31, 2001 at the original purchase price of $450,000. Upon completion of the transfer of assets the acquisition will be accounted for under the purchase method of accounting. The operations of BA Networks are conducted exclusively in the People's Republic of China ("PRC"). It is at least reasonably possible that the activities of BA Networks, which are conducted in the People's Republic of China, may be disrupted in the near term from factors outside the control of the Company such as from negative effects of economic and political forces. Please see Note 1 following the financial statements for a proforma presentation if control over this subsidiary was established on December 31, 2001.

Revenues

During the year ended December 31, 2001, our film income, sponsorship fees and licensing fee increased to $451,140 from $154,520 for 2000, primarily due to the licensing of our Kanga Roddy series to the World Channel.  The licensing agreement with World Channel required World Channel to pays us $600,000 per year for the world-wide licensing rights. Since only partial payment was received from World Channel and the collectibility of the additional payments are not assured, we only recognized $450,000 as revenues for the year ended December 31, 2001. Due to our assessment at the end of the year 2001 on the collectibility of future payments from World Channel, and also due to the adaptation of higher standards for revenue recognition, we may not recognize any additional revenues from this licensing agreement in the future.

In April 2000, we produced and promoted a professional boxing championship held in China and received sponsorship revenue of $400,000 for this event. However, due to the violent nature of the sport of boxing, we have decided not to participate in such activities in the future.

Costs and Expenses

Since future payments in licensing fee from the World Channel licensing agreement cannot be assured, we set up a reserve for the amortization of the remainder of capitalized film costs in the amount of $3,495,000. The reserve was related to the adoption of Statement of Position 00-2, Accounting by Producers or Distributors of Films. The new accounting standard contains stricter guidelines related to the ultimate revenue of the program. The film costs were capitalized production costs for the television show "Adventures With Kanga Roddy". As of December 31, 2001 the net amount of capitalized film costs was reduced to zero.

Our expenses for salaries and payroll taxes were reduced to $155,246 for the year 2001 from $2,361,393 for 2000, as management volunteered to receive no cash salary payments since March 1, 2001 and all paid consultants were terminated as of March 31, 2001.  At the beginning of the year we had 7 employee which were gradually reduced to 2 persons by the year's end. Salary and payroll expenses for 2001 may appear higher than for only 2 employees because our cut back was gradual. Total selling, general and administrative expenses was $1,134,204 for 2001, decreased from $3,492,773 in 2000 due to the absence of TV series marketing and other entertainment business related activities in the year 2001. Travel and entertainment expenses were also kept to a minimum during this period.

Interest expense was reduced to $27,088 in 2001 from $313,939 in 2000 due to the elimination of the convertible debt in January 2001.  The debenture conversion related non-cash interest charges was reduced to zero for 2001 from a total of $2,791,287 in 2000.

As a result of foregoing factors, our net loss was ($5,170,694) for the year ended December 31, 2001 as compared to ($14,018,659) for the year ended December 31, 2000. Net loss per share decreased to ($0.19) in 2001 from ($1.91) in 2000, while weighted average number of shares increased to 26,739,018 from 7,323,154 due to the conversion of debt into common stock in January 2001.

Liquidity and Capital Resources

Stockholders' equity decreased to a negative ($132,932) at the end of 2001, from $540,349 for 2000. The spin-off distribution of PeopleNet from the Company as of February 8, 2002 resulted in the increase in stockholders' equity to $118,877 as provided in the proforma column of our balance sheet.

Cash increased for the twelve months ended December 31, 2001 by $499,245. Cash utilized for operations for the twelve months ended December 31, 2000 was ($625,764). Cash used for investing activities for the same period was ($302,568) and cash from financing activities was an increase of $1,427,577 which resulted primarily from loans and contributions from related parties.

The Company has historically financed its operating and capital outlays primarily through sales of common stock, loans from stockholders and other third parties and bank financing.  For the year 2001 the Company's largest shareholder, Holley Holding USA, has provided the funds to the Company in terms of an unsecured loan with no interests, for the Company operational needs.  However, there is no assurance that Holley Holding USA will continue to assist the Company in the future.

Accounts payable and accrued expenses as of December 31, 2001 was $634,783 as compared to $630,790 for, 2000. Loans payable to related parties as of December 31, 2001 was $810,745 as compared to $36,100 for, 2000.

The Company had a credit line with Wells Fargo Bank pursuant to which the Company has borrowed approximately $36,000 as of December 31, 2001 and the credit line was turned into a term loan with interest at 7%. Other than such loan, the Company does not presently maintain any other borrowing facility or have any indebtedness to financial institutions.

Item 7. Financial Statements

The consolidated financial statements of the Company and subsidiaries and independent auditors' report are filed herewith on pages 18 through 40 of this report.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16 (a) of the Exchange Act

As of December 31, 2001 the directors, executive officers and controlling persons of the Pacific Systems Control Technology, Inc. are:

Name	Age	Position with the Company	Since
Licheng Wang	40	Chairman and Director	2001
Robert E. Larson	63	Director	2001
Anthony K. Chan	47	Director, Chief Executive Officer	1997
Yuen Kong	50	President	2001

Licheng Wang. Mr. Wang has been the Chairman of the Holley Group Co. Ltd. since 1991 and is instrumental in growing the company to over $200 million in assets and over 6,000 employees. He started with Holley in 1978 as a factory manager. He is also currently the Chairman of Chongqing Holley Holding Co. Ltd. which has assets of $1.2 billion and trades on the China Shenzhen Exchange (stock no. 0607). He oversees sixteen factories including one in Thailand and one in Israel. The Holley Group controls over 40% of the utility meter market in China and has sold over 27 million meters worldwide in the year 2000. Mr. Wang is a graduate in Electrical Engineering from the Zhejiang University.

Robert E. Larson. Dr. Larson has been involved in technological innovation and international business development for the past 35 years, and the Larson Group is a strategic business management and development consulting company. He was the inventor of SCADA/EMS, a system that allows for real-time acquisition of data for energy management systems. He founded the Systems Control Company, and at one point directly employed over one hundred Ph.D's. After selling Systems Control to British Petroleum, Dr. Larson served for a year as the President of the International Institute for Electrical and Electronic Engineers, an organization with over 300,000 members. Dr. Larson is also the Managing Director of the Woodside Fund, a strategic investment fund focusing on utility and power related companies.

Anthony K. Chan. Mr. Chan has served as President, Chief Executive Officer, and a Director of American Champion Entertainment, Inc. since February 1997, and has served as our Chief Executive Officer, Chairman and Director since 1997. From 1985 to 1990, Mr. Chan served as the Director of Chinese Affairs for the Eisenberg Company, a diversified business enterprise, where Mr. Chan's principal duty was to negotiate contracts in the People's Republic of China. Prior to 1985, Mr. Chan was employed by the Bank of America NT & SA as an economic forecaster. Mr. Chan received his MBA from the University of California at Berkeley.

Yuen Kong. For the past 15 years, Mr. Kong worked closely with China's Ministry of Electric Power and he introduced Dr. Robert E Larson's technologies in computerized grid control automation and system control automation to many users in China. Through Mr. Kong's involvement, more than ten provinces in China have implemented the real time Supervisory Control and Data Acquisition System (SCADA). For the past ten years, Mr. Kong has been the Executive Director of the Larson Group, actively participated in the technological development of the power industry in China, has made numerous investments and ventures in China including 12 joint ventures and 5 solely owned companies, and has raised funds for 32 high tech development companies totaling over US$500 million.

Item 10. Executive Compensation

The following table sets forth certain summary information with respect to the compensation paid to the Company's Chief Executive Officer and President, and the Company's Chairman of the Board, for services rendered in all capacities to the Company for the period through December 31, 2001. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

Name	Position	Year	Salary	Other Compensation	Bonus	Long-Term Compensation
						Awards		Payouts
						Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs(#)(1)	LTIP Payout($)	All Other Compensation ($)
Anthony Chan	Chief Execu-tive Officer President & Chief Executive Officer	2001 2000	$12,350 $135,000	---- ----	---- ----	---- 250,000	---- 335,000	---- ----	---- ----
George Chung	Director Chairman of the Board	2001 2000	$12,350 $135,000	---- ----	---- ----	---- 250,000	---- 335,000	---- ----	---- ----

(1) Options were granted under the 1997 Stock Plan, and adjusted for the 1:4 reverse split of the company's common stock on January 4, 2000.

Stock Options Grants And Exercises
Option/SAR Grants within 2001
Option/SAR Grants in Last Fiscal Year

Individual Grants
Name	Number of Securities Underlying Option Granted (#) Adjusted for 1:4 reverse split	% of Total Options Granted to all persons in Fiscal Year	Exercise or Base Price ($/Sh) Adjusted for 1:4 reverse split	Expiration Date
Robert E. Larson	274,212	27.8%	$0.15	07/31/2004
Yuen Kong	300,000	30.4$	$0.50	11/14/2003

The following table shows the value at December 31, 2001 of unexercised options held by the named executive officers:

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values (Adjusted for 1:4 reverse split of the company's common stock on January 4, 2000).

			Number of securities underlying unexercised options at fiscal year-end (#)	Value of unexercised in-the-money options at fiscal year-end ($)
Name	Shares acquired on exercise (#)	Value Realized ($)	Exercisable/ unexercisable	Exercisable/ unexercisable*
Anthony Chan, Chief Executive Officer and Director	0	0	651,875 / 0	$0 / $0
Robert E. Larson, Director	0	0	274,212 / 0	$0 / $0
Yuen Kong, President	0	0	300,000 / 0	$0 / $0

---------------------------

* Assumes a fair market value of $0.06 per share at the close of December 31, 2001.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of December 31, 2001, certain information with respect to stock ownership of (i) all persons known by the Company to be beneficial owners of 5% or more of its outstanding shares of Common Stock; (ii) each director; and (iii) all directors and officers as a group.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock	Percentage of Common Stock Ownership***
Holley Holding (USA) Ltd.	13,717,045	49.7%
Licheng Wang (Director)	0	0%
Robert E. Larson (Director)	274,212 (2)	1.0%
Anthony K. Chan (Director)	1,028,360 (3)	3.7%
Yuen Kong (President)	300,000 (4)	1.1%
All officers and directors as a group (4 persons)	1,602,572 (5)	5.8%

_______________________

*** Represents less than one percent.

(1) The addresses for the directors and executive officers is c/o Pacific Systems Control Technology, Inc., 100 Marine Parkway, Suite 325, Redwood Shores, California 94065.

(2) Includes 274,212 shares subject to presently exercisable options granted under our 1997 stock option plan.

(3) Includes 651,875 shares subject to presently exercisable options granted under our 1997 stock option plan.

(4) Includes 300,000 shares subject to presently exercisable options granted under our 1997 stock option plan.

(5) Includes an aggregate of 1,226,087 shares subject to presently exercisable options granted under our 1997 stock option plan.

Item 12. Certain Relationships and Related Transactions

As of December 31, 2001, the Company received unsecured and non-interest bearing loans from Holley Holding USA totaling $800,000.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

See Index to Exhibits at pages 40 to 43 of this Form 10-KSB.

(b) Reports on Form 8-K

Not applicable.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2002

Pacific Systems Control Technology, Inc.

By:	/s/ Anthony K. Chan

Anthony K. Chan
Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By: /s/ Anthony K. Chan Anthony K. Chan	Chief Executive Officer (Principal Executive Officer) and Director	April 15, 2002
By: /s/ Licheng Wang Licheng Wang	Director	April 15, 2002
By: /s/ Robert E. Larson Robert E. Larson	Director	April 15, 2002

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Pacific Systems Control Technology, Inc.
and Subsidiaries

We have audited the accompanying consolidated balance sheet of Pacific Systems Control Technology, Inc., and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the financial statements, the Company had limited cash reserves at December 31, 2001 and based on management's current cash flow estimates, will not have sufficient cash to meet obligations over the next twelve months without additional sources of capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in this regard is discussed in Note 19. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss Adams LLP

Moss Adams LLP
San Francisco, California
March 6, 2002

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEET

                                                    December 31,         Pro forma
                                             -------------------------   December 31
                                                 2001          2000          2001*
                                             -----------   -----------   -----------
ASSETS
  Cash                                       $   504,554   $     5,309   $   504,554
  Accounts receivable, net of allowance of
    doubtful accounts of $128,500 and $0,
    respectively                                 172,736       187,726        39,736
  Loans receivable, related parties                  -          91,179           -
  Inventory                                          -          15,668           -
  Prepaid expenses                                 2,448           -           2,448
  Property and equipment, net                    121,796       226,546        38,235
  Investments                                    471,082       487,647       471,082
  Investment in subsidiary                           -             -             -
  Film costs, net                                    -       3,950,000           -
  Note receivable                                    -          81,244           -
  Other assets                                   300,000           -         300,000
                                             -----------   -----------   -----------
    Total assets                             $ 1,572,616   $ 5,045,319   $ 1,356,055
                                             ===========   ===========   ===========

LIABILITIES
  Accounts payable and accrued expenses      $   634,783       630,790       328,041
  Advances from related parties                  810,745        36,000       771,745
  Other                                           74,168         3,746         1,540
  Securities to be issued                            -       2,228,391           -
  Notes payable                                  185,852     1,606,043       135,852
                                             -----------   -----------   -----------
    Total liabilities                          1,705,548     4,504,970     1,237,178
                                             -----------   -----------   -----------

COMMITMENTS AND CONTINGENCIES, Note 8                -             -             -

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value;
    10,000,000 shares authorized             $       -             -             -
  Common stock, $0.0001 par value;
    100,000,000 shares authorized                  2,758           941         2,557
  Additional paid-in capital                  28,960,103    24,464,507    28,281,423
  Accumulated deficit                        (29,095,793)  (23,925,099)  (28,165,103)
                                             -----------   -----------   -----------
    Total stockholders' equity                  (132,932)      540,349       118,877
                                             -----------   -----------   -----------
                                             $ 1,572,616   $ 5,045,319   $ 1,356,055
                                             ===========   ===========   ===========

* The pro forma balances are presented as if the conversion of inter-company balances to additional paid-in capital took place as of December 31, 2001. Please refer to Note 1 for details.

See accompanying notes.

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

                                                Year Ended December 31,
                                              --------------------------
                                                  2001           2000
                                              -----------    -----------
REVENUE
  Film income and sponsorship fees            $   451,140    $   154,520
  Sporting events promotion                           -          400,000
  Other                                               182         13,191
                                              -----------    -----------
    Total revenue                                 451,322        567,711
                                              -----------    -----------

COSTS AND EXPENSES
  Film cost and reserves                        3,946,803      3,730,401
  Selling                                          44,336      1,419,034
  Salaries and payroll taxes                      155,246      2,361,393
  Rent                                            102,985        120,281
  General and administrative                    1,134,204      3,492,773
                                              -----------    -----------
    Total costs and expenses                    5,383,574     11,123,882
                                              -----------    -----------

                                               (4,932,252)   (10,556,171)
                                              -----------    -----------

OTHER INCOME (EXPENSES)
  Interest expense                                (27,088)      (313,939)
  Interest - Beneficial conversion
    feature of debentures                             -         (712,896)
  Interest - Debenture conversion expense             -       (2,078,391)
  Loss on sale of fixed assets                    (38,361)           -
  Miscellaneous income                              6,550            -
  Loss on investments                             (16,565)      (246,404)
                                              -----------    -----------
                                                  (75,464)    (3,351,630)
                                              -----------    -----------

LOSS FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES                   (5,007,716)   (13,907,801)

PROVISION FOR INCOME TAXES                         12,568            100
                                              -----------    -----------
NET LOSS FROM CONTINUING OPERATIONS            (5,020,284)   (13,907,901)

LOSS FROM DISCONTINUED OPERATIONS                (150,410)      (110,758)
                                              -----------    -----------
NET LOSS                                      $(5,170,694)  $(14,018,659)
                                              ===========   ============

Weighted average number of shares outstanding  26,739,018      7,323,154
                                              ===========   ============
Basic and diluted loss per share,
  continuing operations                       $    (0.19)    $     (1.90)

Basic and diluted loss per share,
  discontinued operations                     $    (0.01)    $     (0.02)
                                              -----------    ------------
Basic and diluted loss per share, net income  $    (0.19)    $     (1.91)
                                              ===========    ============

See accompanying notes.

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                           Common Stock
                        -----------------                                  Total
                         Number               Paid-In     Accumulated  Stockholders'
                        of shares  Amount     Capital       Deficit        Equity
                        ---------  ------   -----------   -----------  ------------

Balance,
December 31, 1999       4,937,320  $  494   $17,594,371  $(9,906,440)  $ 7,688,425

Common stock issued
for services            1,341,488     134       720,876          -         721,010

Common stock issued
to employees              723,000      72     1,323,668          -       1,323,740

Exercise options to
purchase common stock     559,875      56       603,634          -         603,690

Exercise warrants to
purchase common stock     293,542      29       459,721          -         459,750

Redemption of common
stock                     (31,250)     (3)      (62,679)         -         (62,682)

Beneficial conversion
feature of debentures         -         -       712,996          -         712,996

Warrants issued in connec-
tion with debentures          -         -     1,067,602          -       1,067,602

Conversion of debentures
to common stock         1,581,891     159     1,538,275          -       1,538,434

Original issue discount
written off upon re-
demption of debentures        -         -      (364,395)         -        (364,395)

Warrants issued for
services                      -         -       380,943          -         380,943

Options to purchase
common stock issued
for services                  -         -       489,495          -         489,495

Net loss                      -         -           -    (14,018,659)  (14,018,659)
                        ---------  ------    ----------  ------------  ------------
Balance,
December 31, 2000       9,405,866     941    24,464,507  (23,925,099)      540,349
                        ---------  ------    ----------  ------------  -----------

                           Common Stock
                        -----------------                                  Total
                         Number               Paid-In     Accumulated  Stockholders'
                        of shares  Amount     Capital       Deficit        Equity
                        ---------  ------   -----------   -----------  ------------

Balance,
December 31, 2000       9,405,866  $  941   $24,464,507  $(23,925,099)  $  540,349

Common stock issued
for investment            800,000      80       149,920           -        150,000

Issuance of common stock  137,500      14        21,986           -         22,000

Common stock issued
for services              135,000      14        19,966           -         19,980

Exercise options to
purchase common stock   1,000,000     100       299,900           -         300,000

Conversion of debentures
to common stock        13,872,005   1,387     2,836,358           -       2,837,745

Common stock issued in
connection with conver-
sion of debentures      2,250,000     225       310,939           -         311,164

Redemption of common
stock                     (26,000)     (3)      (19,791)          -         (19,794)

Original issue discount
written off upon con-
version of debentures         -         -      (529,184)          -        (529,184)

Warrants issued in connec-
tion with conversion of
debentures                    -         -       376,998           -         376,998

Options issued in connec-
tion with conversion of
debentures                    -         -       635,285           -         635,285

Options to purchase common
stock issued for services     -         -        93,219           -          93,219

Capital contribution          -         -       300,000           -         300,000

Net loss                      -         -           -     (5,170,694)   (5,170,694)
                       ----------  ------   -----------   ------------   -----------
Balance,
December 31, 2001      27,574,371  $2,758   $28,960,103  $(29,095,793)   $ (132,932)
                       ==========  ======   ===========  =============   ===========

See accompanying notes.

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      Year Ended December 31,
                                                    --------------------------
                                                        2001          2000
                                                    -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                          $(5,170,694)  $(14,018,659)
  Adjustments to reconcile net loss to net cash
    used for operating activities
      Securities issued for services                    118,251      2,915,202
      Non-cash charge for beneficial conversion
        feature of debentures                               -          712,996
      Conversion of debenture interest to
        common stock                                        -           38,421
      Depreciation and amortization                      73,957        125,588
      Redemption of debentures                              -        2,078,391
      Amortization of original issue discount
        on long-term debt                                   -          194,148
      Increase in allowance for doubtful accounts       128,500           -
      Bad debts                                         361,256        905,807
      Inventory written off                              15,412            -
      Amortization of loan fees & consulting fees           -          493,950
      Film cost amortization and reserve              3,945,000      3,697,224
      Loss on investments                                16,565        246,403
      Loss on sale of fixed assets                       38,361           -
  Changes in operating assets and liabilities
    Accounts receivable                                (302,343)      (411,647)
    Prepaid expenses and other                           (2,448)           -
    Inventory                                               256         (8,207)
    Accounts payable and accrued expenses               152,163       (412,285)
    Deferred revenues                                       -          (16,920)
                                                    -----------   ------------
      Net cash used for operating activities           (625,764)    (3,459,588)
                                                    -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                     (7,568)       (8,129)
  Payments for film costs                                 5,000      (125,148)
  Investment in BA Networks                                 -        (300,000)
  Increase in deposit                                  (300,000)          -
  Sale of investments                                       -          15,950
                                                    -----------   -----------
      Net cash used for investing activities           (302,568)     (417,327)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of common stock options        300,000       603,690
  Proceeds from exercise of warrants                        -         459,750
  Proceeds from issuance of common stock                 22,000           -
  Redemption of common stock                            (19,794)      (62,683)
  Proceeds on loans from related parties                774,745        36,000
  Payments on loans from related parties                    -         (84,100)
  Proceeds on notes payable                              50,626     3,085,750
  Payments on notes payable                                 -        (188,697)
  Capital contribution from related parties             300,000           -
                                                    -----------   -----------
      Net cash provided by financing activities       1,427,577     3,849,710
                                                    -----------   -----------

NET CHANGE IN CASH                                      499,245       (27,205)

CASH, beginning of period                                 5,309        32,514
                                                    -----------   -----------
CASH, end of period                                 $   504,554         5,309
                                                    ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for

    Interest                                        $    27,088   $    81,270
                                                    ===========   ===========
    Foreign and state income taxes                  $       900   $       100
                                                    ===========   ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES

  Long-term debt converted to equity                $ 2,837,745   $ 1,135,605
                                                    ===========   ===========
  Beneficial conversion feature of debentures       $       -     $   712,896
                                                    ===========   ===========
  Common stock warrants issued with debt            $       -     $   799,736
                                                    ===========   ===========
  Common stock and warrants issued related
    to services                                     $    19,980   $ 2,425,707
                                                    ===========   ===========
  Options granted related to services               $    93,219   $   489,495
                                                    ===========   ===========
  Common stock and warrants issued related
    to redemption of debentures                     $   946,449   $ 2,078,391
                                                    ===========   ===========
  Common stock options issued related to
    redemption of debentures                        $   376,998   $       -
                                                    ===========   ===========
  Common stock issued for investment                $   150,000   $       -
                                                    ===========   ===========

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation - The consolidated financial statements include the accounts of Pacific Systems Control Technology, Inc. (the "Company") and its wholly owned subsidiary, America's Best Karate ("ABK"), which owns 100% of PeopleNet International Corporation (formerly known as American Champion Media, Inc. or "AC Media"), and American Champion Marketing ("AC Marketing"), which is a wholly owned subsidiary of AC Media. There was no activity in AC Marketing during 2001. All significant intercompany accounts and transactions have been eliminated in consolidation.

In August 2001, the Company changed its name from American Champion Entertainment, Inc. to Pacific Systems Control Technology, Inc. AC Media also changed its name to PeopleNet International Corporation ("PeopleNet").

Spin-off - On June 22, 2001, the Company approved a plan to spin-off PeopleNet to the shareholders as a tax-free distribution. Under the plan, each stockholder of the Company receives one share of PeopleNet stock for every 17 shares of common stock held as of the effective date of the spin-off. Subsequent to and as part of the spin-off, PeopleNet issues 375,000 shares of common stock, with registration rights, to ECapital, an unrelated party, in exchange for the worldwide exclusive rights to market and distribute ChiBrow, a safe web browser software for children for three years. PeopleNet will also retain 35% of all revenues generated from such marketing efforts and the balance shall be paid to ECapital. The related party note payable to PeopleNet is also converted to common stock. PeopleNet expects to operate in the business of providing Internet content subsequent to the spin-off. The spin-off became effective in January 2002 and all shares were distributed to the above parties on February 8, 2002. As part of this plan, the advances PeopleNet made to ABK will be offset against the amounts due to the Company and the net amount will be converted to additional paid-in-capital of PeopleNet.

The pro forma effect of the conversion of inter-company balances to additional paid-in-capital as if the conversion took place as of December 31, 2001 is presented in the accompanying balance sheet.

Nature of Operations - The Company is engaged in the development and sales of utilities meter products and technology. This is a new line of business for the Company. The Company expects to generate revenues from these operations beginning in 2002. PeopleNet focuses on operating and managing all media-related programs for the Company. These programs consist of production of educational television programs for children, which emphasize martial arts values and fun. ABK was involved in the operations of the Company's karate studios, which have been discontinued since 2000.

Acquisition - In September 2000, the Company entered into an agreement to acquire an 80% interest of Beijing Wisdom Net Technology, Co., Ltd. ("BA Networks"), located in Beijing, People's Republic of China. BA Network is in the business of computer and communication network deployment, apartment and office building security automation deployment and related consulting services. The total purchase price paid to BA Networks, including 800,000 shares of the Company's common stock was $450,000. At December 31, 2001, BA Networks had not commenced the necessary procedures to change the legal status of BA Networks to a foreign invested enterprise or applied for the necessary PRC governmental approvals for the transfer of ownership. On October 28, 2000, BA Networks signed a letter of intent with the Company to set up a Co-operative Joint Venture ("CJV") in China into which all BA Network's assets will be transferred. The CJV will be owned 80% by the Company and 20% by BA Networks. The establishment of the CJV was approved by the Beijing Municipal Government on December 1, 2000 and the business license was granted on December 20, 2000. Since the Company does not have control of BA Networks until the transfer of assets occurs, the investment in BA Networks is being accounted for under the cost method of accounting as of December 31, 2001 and 2000 at the original purchase price of $450,000. Upon completion of the transfer of assets the acquisition will be accounted for under the purchase method of accounting. The operations of BA Networks are conducted exclusively in the People's Republic of China ("PRC"). It is at least reasonably possible that the activities of BA Networks, which are conducted in the People's Republic of China, may be disrupted in the near term from factors outside the control of the Company such as from negative effects of economic and political forces.

The schedule below reflects unaudited proforma results of the Company and BA Networks as if the acquisition had taken place at the beginning of 1999 and control was established at December 31, 2000. In management's opinion, these unaudited proforma amounts are not necessarily indicative of what results of operations might have been.

                                              YEAR ENDED DECEMBER 31,
                                            ---------------------------
                                                2001           2000
                                            ------------   ------------
                                            (Unaudited)    (Unaudited)

     Net sales                              $  1,815,000   $  6,018,000
                                            ============   ============
     Net loss                               $ (5,178,000)  $(13,552,000)
                                            ============   ============
     Net loss per diluted share             $     (0.19)   $     (1.85)
                                            ============   ============

Revenue Recognition - Revenue from films is recognized on delivery of each master. Film costs are amortized using the individual-film-forecast-computation method, which amortizes costs in the ratio that current gross revenues bear to anticipated total gross revenues from all sources. Management periodically reviews its estimates of future revenues for each master and if necessary a revision is made to amortization rates and a write down to net realizable value may occur. During the year ended December 31, 2001 and 2000, management determined that based on the current licensing agreements in place with respect to films released, a reserve of $7,032,260 and $3,537,259 should be established (see Note 10). There was no revenue generated from the development and sales of utilities meter products and technology for the year ended December 31, 2001.

Concentrations of Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The Company places its cash with financial institutions deemed by management to be of high credit quality. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk.

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

Film Costs - Film costs consist of the capitalized costs related to the production of original film masters for videos and television programs. The net film costs are presented on the balance sheet at the net realizable value for each master. During 2001 the Company established a reserve against the capitalized film costs to reduce the carrying amount to the estimated net realizable value.

Fair Values of Financial Instruments - The carrying values of cash, receivables, accounts payable and short-term borrowings approximate fair value due to the short maturity of these instruments. The carrying values of long-term obligations approximate fair value since the interest rates either fluctuate with the lending banks' prime rates or approximate market rate. None of the financial instruments are held for trading purposes.

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

Securities to be Issued - Securities to be issued represent the securities issued in connection with the induced conversion of the debentures discussed in Note 18. The securities related to additional shares issued as a result of modification of the conversion terms and other shares and securities issued to others in connection with this transaction. The related conversion expense was included in the accompanying statement of operations as "Interest - Debenture conversion expense" for the year ended December 31, 2000. The securities were issued in January 2001. The balance sheet account also included shares of common stock issued during the year in connection with the acquisition of BA Networks.

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

Reclassifications - Certain reclassifications have been made to the 2001 amounts to conform to the current presentation.

Presentation - Management believes utilizing a classified balance sheet presentation is not appropriate, as the operating cycle of the media-related segment of the Company is expected to exceed 12 months. Accordingly, an unclassified presentation is utilized for the accompanying balance sheet.

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

Note 3 - Property and Equipment

                                                             2001         2000
                                                          ----------   ----------
          Furniture and fixtures                          $   65,972   $   62,206
          Equipment                                           70,429       70,429
          Vehicles                                            13,800          -
          Production equipment                               300,756      404,387
                                                          ----------   ----------
                                                             450,957      537,022

          Less accumulated depreciation and amortization     329,161      310,475
                                                          ----------   ----------
                                                          $  121,796   $  226,546
                                                          ==========   ==========

Depreciation expense was $73,957 and $94,531 for the years ended December 31, 2001 and 2000, respectively.

Note 4 - Other Assets

Other assets consist of a deposit paid to an outside technology firm for the development of specific meters to be sold by the Company. The deposit will be refunded to the Company if the technology firm fails to comply with the specified parameters established by the Company.

Note 5 - Film Costs

Film costs consist of the capitalized costs related to the production of videos and programs for television as follows:

                                                     2001         2000
                                                  ----------   ----------
Television program
  The Adventures With Kanga Roddy, net of
    reserve of $7,032,260 at December 31, 2001    $1,165,557   $4,665,557
Videos
  Montana Exercise Video, net of
    reserves of $148,253 at December 31, 2001            -            -
  Strong Mind Fit Body, net of
    reserves of $18,042 at December 31, 2001             -            -
                                                  ----------   ----------
                                                   1,165,557    4,665,557

Less accumulated amortization                      1,165,557      715,557
                                                  ----------   ----------
                                                  $      -     $3,950,000
                                                  ==========   ==========

A reserve was established to reduce the capitalized film costs of The Adventures With Kanga Roddy to its net realizable value at December 31, 2001 (See Note 10). Other investments in both Montana Exercise Video and the videos of the Strong Mind Fit Body were fully reserved, as management believes these videos would not generate future revenues for the Company. (See Note 10)

Note 6 - Advances from Related Parties

The advances from related parties are non-interest bearing and are unsecured. Subsequent to year-end, $39,000 of these advances were converted to 27,000 shares of PeopleNet stock. The balance of the advances are due during 2002.

Note 7 - Notes Payable

                                                     2001         2000
                                                  ----------   ----------
Debentures, interest at 8% due quarterly,
unsecured and due December 20, 2000 net of
original issue discount of $154,897.
Convertible to common stock at $1.75 per
share.  These debentures were converted to
common stock during 2001.                         $      -     $  845,103

Debentures, interest at 6% due quarterly,
unsecured and due September 12, 2003, net of
original issue discount of $374,287.
Convertible to common stock at the lesser of
85% of the market price of the common stock
on the date of conversion or at $0.8766
per share.  These debentures were converted
to common stock during 2001.                             -        625,713

Notes payable to individuals, interest at 0%
to 12%, unsecured and due at various dates
during 2002.                                         104,739      113,500

Drawings from a $40,000 bank business credit
card line with interest at the bank's prime
rate plus 6.5%.  This line was converted into
a term loan during 2001 with interest at 7.0%.        31,113       21,727

Unsecured, non-interest bearing note payable
to a company, due December 2002.                      50,000          -
                                                  ----------   ----------
                                                  $  185,852   $1,606,043
                                                  ==========   ==========

In January 2001, the debentures of $845,103 and $625,713, together with accrued interest, were converted to 13,872,005 shares of common stock. The original terms of the debentures were modified. See Note 18 related to debenture conversion expense. The remaining notes payable are substantially all due in 2002.

Note 8 - Income Taxes

Reconciliation of the federal statutory tax rate of 34% and state tax rate of 8.8% to the recorded amounts are as follows:

                                                  2001           2000
                                              ------------   ------------
Federal tax benefit at statutory rates        $(1,630,000)   $(4,400,000)
State tax benefit at statutory rates             (253,600)    (1,220,000)
Non-deductible securities issued for services
  and beneficial conversion feature of
  debentures                                     (138,832)     2,025,100
Increase in valuation allowance                 2,035,000      3,595,000
                                              ------------   ------------
                                              $    12,568    $       100
                                              ============   ============

The Company has net operating loss (NOL) carry forwards for federal and state income tax purposes of approximately $22,000,000 and $15,0000, respectively, the benefits of which expire in 2012 through 2020 for federal purposes and through 2005 for state purposes. The NOL's created by the Company prior to being consolidated with the Company and the NOL's subsequently created as a consolidated group, may have limitations related to the amount of usage by each subsidiary or the consolidated group as described in the Internal Revenue Code. In addition, because of changes in ownership of the Company, the utilization of NOL's in any one-year will be limited by Section 382 of the Internal Revenue Code. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                  2001           2000
                                              ------------   ------------
DEFERRED TAX ASSETS
  NOL carryforward                            $ 8,173,000    $ 4,500,000
  Bad debt reserves                                51,000            -
  Amortization of film costs                          -        1,700,000
  Valuation allowance                          (8,205,000)    (6,170,000)
                                              ------------   ------------
                                                   19,000         30,000
                                              ------------   ------------
DEFERRED TAX LIABILITIES
  Depreciation                                     19,000         30,000
                                              ------------   ------------
                                                   19,000         30,000
                                              ------------   ------------
                                              $       -              -
                                              ============   ============

Management believes that some of the excess NOL carry forwards over temporary differences may be utilized in future periods. However, due to the uncertainty of future taxable income and limitations related to Section 382 of the Internal Revenue Code, a valuation allowance for the net amount of the deferred tax assets and liabilities has been recorded at December 31, 2001 and 2000.

Note 9 - Lease Commitments

In October 2001, the Company relocated its headquarters and entered into a 40-month non-cancelable lease with monthly rent of approximately $4,000, subject to increases at each anniversary. The Company's old office is still under the 4-year non-cancelable lease, which the Company signed in July 2000. The old office lease expires in August 2004. The amounts paid under these leases during the year ended December 31, 2001 was $72,000.

The future minimum lease payments under these operating leases are as follows.

     2002          $ 120,000
     2003            126,000
     2004            106,000
     2005             21,000
                   ---------
                   $ 373,000
                   =========

The Company subleases the old office under a non-cancelable operating lease, expiring in August 4, 2004. Rental income earned under this lease totaled to $5,000 for the year ended December 31, 2001.

The future minimum rental income under this operating lease is as follows:

     2002          $  38,000
     2003             76,000
     2004             52,000
                   ---------
                   $ 166,000
                   =========

Note 10 - Commitments and Contingencies

In September 1996, the Company entered into an agreement with the director of The Adventures With Kanga Roddy television program, whereby the director would receive 2% in the distribution of net profits from the TV broadcasting, syndication, and video sales of the first 13 episodes of that program. There were no distributions of net profits in 2001 or 2002.

During 1998, the Company entered into a non-exclusive toy licensing agreement with Timeless Toys with respect to the The Adventures with Kanga Roddy television program. Under the agreement, the Company is entitled to an 8% royalty. The agreement expired in January 2001.

In September 1999 the Company signed a licensing agreement with Brighter Child of Westerville, Ohio, for the licensing of the Kanga Roddy story and all related characters for use in interactive CD-Rom games. In October 1999, the Company signed a licensing agreement with Prestige Toys of New York, New York, for the licensing of the Kanga Roddy character and all related characters for use and manufacturing of plush toy items in all sizes. The agreement with Brighter Child expires on December 31, 2002.

On December 27, 2000, PeopleNet entered into a worldwide distribution agreement with respect to The Adventures with Kanga Roddy television program with World Channel, Inc. Under the agreement, World Channel will have the exclusive rights for exhibition, distribution, process and reproduction and all commercial exploitation of the program for a period of five years. The agreement requires World Channel to make five annual installments of $600,000 on or before the end of each of the years 2001 through 2005. For the year ended December 31, 2001, the Company recognized $450,000 film income in relation to this distribution agreement, $193,000 of which was collected before year-end. Management did not recognize film income for the fourth quarter of 2001 based on management's evaluation of collectibility of the amounts due under the agreement. A 50% reserve on the remaining receivable was also established as of December 31, 2001. Because current year collection activity raises substantial doubt with respect to amounts due in future years under this agreement and because there are currently no other agreements in place, the Company has reserved the remaining unamortized film costs for "The Adventures With Kanga Roddy" television program.

In February 2001, the Company signed a 5-year contract with a company in China to deliver up to 1,000,000 units of electronic, multi function meters over a 5-year period. The Company will purchase the meters in U.S. and resells to the purchaser. The contract is expected to generate a total of approximately $200,000,000 for the Company over the next five years.

In June 2001 the Company signed an agreement with ECapital Group, Inc. ("ECapital") to purchase the exclusive licensing and marketing rights to ChiBrow, a safe web browser software for children. Under the terms of the agreement, upon the effectiveness of the spin-off of the Company from PSCT, the Company will issue 375,000 shares of common stock, with registration rights, to ECapital in exchange for the worldwide exclusive rights to market and distribute ChiBrow for three years (see Note 1). The Company intends to file a registration statement for such shares immediately after the effectiveness of the spin-off transaction. Pursuant to the terms of the agreement, the Company shall retain 35% of all revenues generated from such marketing efforts and the balance shall be paid to ECapital. (See Note 19)

In August 2001, the Company signed an agreement with a product development and manufacturing company to develop meters based on agreed specifications. The Company agreed to purchase a minimum of 50,000 units of such developed products in 2002 upon successful compliance with the specifications. The entire project will cost $2 million. $300,000 was paid when the agreement was signed. The remaining will be paid in $700,000 and $1,000,000 installments upon the completion of two milestones agreed by both parties. Upon completion of the product, the Company shall have the exclusive rights at no cost to sell the product in China and non-exclusive right at no cost to sell the product worldwide.

In February 2001, a complaint was filed by Chuck Nelson in Court of Common Pleas, Mahoning County in Youngstown, Ohio against the Company for a percentage of the total purse amounts paid to boxers in the Company produced boxing event in China in April 2000, and for a percentage of the television revenue generated thereof. The Company denies all of the rights claimed by Chuck Nelson and will vigorously defend against all of Mr. Nelson's claims.

In October 2001, the Company filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 naming the Company including all of its subsidiaries as the defendants in the cross-complaint. The Labor Commission of California in December 2001 issued a judgment against the Company including all of its subsidiaries in the amount of $69,170.58 in favor of the employee. This amount has been accrued as of December 31, 2001.

As the parent company, Pacific Systems has agreed to indemnify all of its subsidiaries including PeopleNet from the liabilities of these two cases including expenses, fees or judgment.

Note 11 - Related Party Transactions

During 2001 and 2000, the Company paid $0 and $5,000, respectively, to one stockholder for story lines and scripts for the production of the television series The Adventures with Kanga Roddy.

Note 12 - Industry Segments

Television and videos reflect the activities related to the development and production of educational television programs and fitness videos. Utilities meter includes the activities related to the development and sales of utilities meter products. The corporate segment consists of $400,000 of sporting events sponsorship fees for 2000. The balance of corporate revenues consists primarily of interest income.

The relative contributions to net sales, income from operations and identifiable assets of the Company's industry segments for the years ended December 31, 2001 and 2000 are as follows:

                                       2001           2000
                                   ------------   ------------
Net sales [1]
  Videos and television            $    451,140   $    154,520
  Utilities meter                           -              -
  Corporate                                 182        413,192
                                   ------------   ------------
                                   $    451,322   $    567,712
                                   ============   ============
Depreciation and amortization
  Videos and television            $    523,266   $    121,894
  Utilities meter                           690            -
                                   ------------   ------------
                                   $    523,956   $    121,894
                                   ============   ============
Capital expenditures
  Videos and television            $      5,000   $      5,519
  Utilities meter                           -              -
                                   ------------   ------------
                                   $      5,000   $      5,519
                                   ============   ============
Operating income (loss)
  Videos and television            $ (4,378,001)  $ (5,597,010)
  Utilities meter                      (232,859)           -
  Corporate                            (396,856)    (8,310,791)
                                   ------------   ------------
                                   $ (5,007,716)  $(13,907,801)
                                   ============   ============

[1] There were no sales between industry segments.

                                       2001           2000
                                   ------------   ------------
Identifiable assets
  Videos and television            $    206,937   $  4,341,082
  Utilities meter                       808,863            -
  Corporate                             556,816        704,237
                                   ------------   ------------
                                   $  1,572,616   $  5,045,319
                                   ============   ============
Geographic areas
  Net sales
    United States                  $    451,322   $    567,712
    Foreign countries                       -              -
                                   ------------   ------------
                                   $    451,322   $    567,712
                                   ============   ============
  Property
    United States                  $  1,572,616   $  5,045,319
    Foreign countries                       -              -
                                   ------------   ------------
                                   $  1,572,616   $  5,045,319
                                   ============   ============

Note 13 - New Authoritative Pronouncements

During 2000, Statement of Position ("SOP") 00-2, Accounting by Producers or Distributors of Films, was issued. This new standard replaces Statement of Financial Accounting Standards No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films. SOP 00-2 is effective for years beginning after December 15, 2000. The initial adoption of this statement did not have a material effect on the Company's financial statements. However, as discussed in Note 10, upon default of World Channel, Inc., under distribution agreement and since there are no other licensing agreements in place, this SOP requires the Company to reserve the remaining unamortized film costs.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 and as amended by SFAS 138 "Accounting for Certain Derivative Instruments and Hedging Activities, and amendment to SFAS 133," requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standard Boards issued SFAS No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter of the fiscal year beginning after June 15, 2000. The adoption of SFAS 133 and SFAS 137 is not expected to have a material effect on the Company's financial position or results of operations.

In July 2001, the FASB issued two Statements, Statement No. 141, Business Combinations (SFAS No. 141), and Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 revises accounting treatment for business combinations requiring the use of purchase accounting and prohibiting the use of pooling-of-interests method for all business combinations initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill for all business combinations completed after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 in fiscal year 2002. The Company has not yet evaluated the effects of these changes on its consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. FAS 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets and replaces FAS 121 while retaining the substantive aspects, and amends certain accounting and reporting provisions of APB Opinion No.30 and ARB No.51.The new rule removes goodwill from its scope and, therefore, eliminates the requirement of FAS 121 to allocate goodwill to long-lived assets to be tested for impairment. It also establishes guidance and criteria beyond that previously specified in Statement 121, including guidance on reporting discontinued operations. The Company will adopt SFAS 144 in fiscal year 2002. The Company will apply the new rule on accounting for long-lived assets beginning in the first quarter of 2002 and has not yet determined the extent of such effects on the Company's financial statements.

Note 14 - Employment Agreements

During 1997, the Company entered into employment agreements with each of Mr. Chung, Mr. Chan, Mr. Berryessa, and Mr. Hutchins. Each agreement has a term of five years except Mr. Hutchins, which is two years. Pursuant to the agreements, the Company will pay to these individuals a base salary of $150,000, $150,000, $105,000 and $75,000 per year, respectively. Each agreement also provides for the following bonuses: (i) options to purchase 87,500, 87,500, 25,000 and 20,000 shares of Common Stock of the Company, respectively, exercisable at 120% of the public Offering price of the Common Stock of the Company upon consummation of the Offering ($6 per share) and (ii) $200,000, $200,000, $100,000 and $100,000, respectively, if all of the Warrants issued to the public in the Offering are exercised by the holders thereof within the five-year (two-year for Mr. Hutchins) exercise period of such Warrants. Additional options to purchase 20,000, 20,000, 15,000 and 10,000 shares of the Company's Common Stock will be granted at the end of each twelve-month period beginning July 1, 1998 at $6.5625 per share. The executives are also entitled to certain fringe benefits. If any of these individuals is terminated other than for cause, death or disability, the Company is obligated to pay such executive an amount equal to his base salary then in effect for the remaining term of the agreement. Mr. Berryessa and Mr. Hutchins voluntarily left the Company in August 1999 and September 2000, respectively. The employment agreements of Mr. Chung and Mr. Chan were modified in 2001 to receive no cash salary payments.

Note 15 - Stock Plans

The Employee Stock Option Plan and the Non-Employee Directors Stock Option Plan were adopted by the Board of Directors and stockholders of the Company during 1997. Total numbers of shares issuable under both plans are 10,000,000 and 500,000 shares, respectively. The Employee Stock Option Plan provides for the grant of stock options, stock appreciation rights ("SARs") and other stock awards to employees of the Company or any consultant or advisor engaged by the Company who renders bona fide services to the Company; provided, that such services are not in connection with the offer or sale of securities in a capital raising transaction. The Plans are administered by the Compensation Committee of the Board of Directors (the "Committee"). Stock options may be granted by the Committee on such terms, including vesting and payment forms, as it deems appropriate in its discretion; provided, that no option may be exercised later than ten years after its grant, and the purchase price for incentive stock options and non-qualified stock options shall not be less than 100% and 85% of the fair market value of the Common Stock at the time of grant, respectively.

Unless terminated by the Board of Directors, the Plans continue until December 2007. The Plan provides for the automatic grant to each of the Company's non-employee directors of (i) an option to purchase 1,250 shares of Common Stock on the date of such director's initial election or appointment to the Board of Directors (the "Initial Grant") and (ii) an option to purchase 500 shares of Common Stock on each anniversary thereof on which the director remains on the Board of Directors (the "Annual Grant"). The options will have an exercise price of 100% of the fair market value of the Common Stock on the date of grant and have a 10-year term. No options were issued to non-employees directors for the year ended December 31, 2001.

Note 16 - Common Stock

The Company issued 1,035,000 warrants in connection with the debentures issued during 2000. The Company received no proceeds related to these warrants. The value of these warrants has been accounted for as original issue discount (OID). The OID is being amortized against the related debt. The Company also issued 210,000 warrants during 2000, as consideration for services provided to the Company. These warrants were valued at $380,943, using the Black-Scholes option pricing model. In 2001, the Company issued 2,825,000 warrants in connection with the debenture conversion discussed in Note 18. The Company, with the consent of the stockholders, affected a 1 for 4 reverse split of its common stock during 2000. All holders of the Company stock received one share of stock for every four shares held on the effective date of the reverse split. Shares for all years have been adjusted to reflect the split.

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

Stock options granted to non-employees for services provided to the Company are accounted for under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." The Company accounted for 685,529 and 597,000 options under this method with a value of $95,745 and $489,495 during 2001 and 2000, respectively.

Pro forma net earnings and earnings per share information, as required by SFAS 123, has been determined as if the Company had accounted for employee and non-employee director stock options under SFAS 123's fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2001 and 2000, respectively: risk free interest rate of 3.50% and 5.50%; dividend yield of 0% for both years; expected option life of 5 and 7.5 years; and volatility of 166% and 192%.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the one-year average vesting period of the options. The Company's pro forma net loss for the year ended December 31, 2001 and 2000, respectively, was $(5,200,000) and $(15,996,000) and pro forma net loss per share was $(0.19) and $(2.18).

                                        Shares of Common Stock
                              ------------------------------------------
                              Available for
                                Grant of
                              Option/Award    Under Plan      Warrants
                              ------------   ------------   ------------
Balance, December 31, 1999         525,417      1,182,667        924,163
  Authorized                     1,500,000            -              -
  Granted                       (1,610,500)     1,610,500      1,035,000
  Exercised or lapsed                  -         (677,750)      (293,542)
                              ------------   ------------   ------------
Balance, December 31, 2000         414,917      2,115,417      1,665,621
  Authorized                     8,550,000            -              -
  Granted                       (6,060,529)     6,060,529      2,825,000
  Exercised or lapsed                  -       (3,616,875)    (2,329,994)
                              ------------   ------------   ------------
Balance, December 31, 2001       2,904,388      4,559,071      2,160,627
                              ============   ============   ============

                                                   Options and Warrants
                                                  ----------------------
             Options and Warrants Outstanding          Exercisable
           ------------------------------------   ----------------------
                          Weighted
                           Average     Weighted                 Weighted
                          Remaining    Average                  Average
             Number      Contractual   Exercise     Number      Exercise
           Outstanding      Life        Price     Exercisable    Price
           -----------   -----------   --------   -----------   --------

2000
--------
Options      2,115,417        7.0        $2.95      1,562,292     $3.31
Warrants     1,665,621        2.5        $9.96      1,665,621     $9.96

2001
--------
Options      4,559,071        4.2        $1.24      4,558,821     $1.24
Warrants     2,160,627        1.4        $7.70      2,160,627     $7.70

Note 18 - Debenture Conversion

On December 27, 2000, the Company entered into an agreement with Holley Holding (U.S.A.) Ltd. (Holley), in which Holley agreed to acquire all outstanding debentures of the Company from the debenture holders. They also agreed that they would convert the debentures to common stock upon acquisition from the debenture holders. The debentures were purchased from the debenture holders and the debentures were converted to common stock on January 4, 2001. As part of the agreement, the conversion terms of the debentures were changed and the debentures were then converted to 13,872,005 shares of common stock, including interest. In connection with the agreement, the Company issued 2,404,960 shares of stock to the prior debenture holders and certain other individuals. The Company also issued 2,325,000 warrants to purchase common stock of the Company at a price of $0.16 per share. The value of the additional shares issued as a result of the change in conversion terms and securities issued in connection with the transaction was $2,078,391. This amount has been accrued and charged to expense as of December 31, 2000, the period in which the parties agreed to all terms of the transaction.

Note 19 - Subsequent Events

Subsequent to year-end, the Company loaned $390,000 to an unrelated party.

On February 8, 2002, the Company completed the spin-off of PeopleNet. The shareholders of the Company received one share of PeopleNet common stock for every 17 shares of Pacific Systems Control Technology common stock held as of the record date of January 16, 2002.

On March 21, 2002, PeopleNet entered into an asset purchase agreement with a company to acquire an intellectual property known as "The Children's Browser" in exchange for 3,799,999 shares of the common stock of PeopleNet common stock. The acquisition price will include the source code, trademark, copyright, domain name and website of The Children's Browser.

On March 21, 2002, PeopleNet entered into an asset purchase agreement with a company to acquire an office communication program and associated modules in exchange for 9,620,000 shares of the common stock of PeopleNet common stock.

Note 20 - Going Concern

Management's plans and the ongoing operations of the Company are expected to require working capital during 2001. The Company has experienced continuing losses from operations. The Company is also changing its principle lines of business with respect to the manufacture and distribution of utility metering devices. In addition, as disclosed in Note 19, PeopleNet was spun-off subsequent to year-end. These factors cause substantial doubt about the ability of the Company, including PeopleNet, to continue as a going concern. Management will be required to obtain additional capital to fund the ongoing operations during the remainder of 2002. In December 2000, Holley has signed stock purchase agreements with the Company to purchase additional shares from the Company. In 2001, 135,000 shares were purchased under these agreements. Although Holley has not purchased substantial shares from the Company during 2001, it has advanced approximately $800,000 as well as additional capital contributions of $300,000 to the Company for its daily operations.

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
4.482(10)   Form of Debenture dated September 24, 1999
4.483(10)   Joint Escrow Instructions dated September 24, 1999
4.484(10)   Registration Rights Agreement dated September 24, 1999
4.485(10)   Form of Warrants dated September 24, 1999
4.491(16)   Private Equity Line of Credit between Sibson Holdings, Ltd, and ACEI
4.492(16)   Loan Agreement between ACEI and the Lenders Signatory Hereto
5(1)            Opinion of Sheppard, Mullin, Richter & Hampton LLP
10.01(1)     1997 Stock Plan
10.02(1)     Form of Stock Option Agreement for 1997 Stock Plan
10.03(1)     1997 Non-Employee Directors Stock Option Plan
10.04(1)     Form of Non-Employee Directors Stock Option Agreement
10.05(1)     Employment Agreement between ACEI and George Chung dated March 4, 1997
10.06(1)     Employment Agreement between ACEI and Anthony Chan dated March 4, 1997
10.07(1)     Employment Agreement between ACEI and Don Berryessa dated March 4, 1997
10.08(1)     Employment Agrmnt between ACEI, AC Media & Jan Hutchins dated March 4, 1997
10.09(1)     Convertible Loan Agreement dated May 5, 1995, between ABK and David Y. Lei
10.10(1)     Amended Deal Memo between ABK and Rick Fichter dated February 23, 1997
10.11(1)     Form of Indemnification Agreement
10.12(1)     Letter dated October 29, 1996 from ACEI to Tim Pettitt re payments to the Montanas
10.13(1)     Distribution Agreement dated June 18, 1996 between ABK and InteliQuest
10.14(1)     Distribution Agreement dated May 6, 1997 between KTEH and ACEI
10.15(1)     Letter Agreement dated June 1997 between AC Media and Sega of America
10.16(2)     Licensing Agent Agrmnt dated July 25, 1997 between AC Media & Sega of America
10.17(3)     Continuous Distribution Agreement dated April 20 1998 between KTEH & AC Media
10.18(3)     Sponsorship Agreement dated April 29, 1998 between Sara Lee Corp & AC Media
10.19(3)     Engagement Agreement dated April 24, 1998 between JW Charles & ACEI
10.20(5)     Amendment to Employment Agreement with George Chung dated July 1998
10.21(5)     Amendment to Employment Agreement with Anthony Chan dated July 1998
10.22(5)     Amendment to Employment Agreement with Don Berryessa dated July 1998
10.23(5)     Amendment to Employment Agreement with Jan Hutchins dated July 1998
10.24(5)     Amendment to Employment Agreement with Mae Lyn Woo dated July 1998
10.25(5)     Amendment to Employment Agreement with Kristen Simpson dated July 1998
10.26(6)     International Distribution Agreement with Portfolio Entertainment dated Aug 19, 1998
10.27(6)     Distribution Agrmnt - TV Series with Kreative Video Products dated Aug 19, 1998
10.28(6)     Distribution Agrmnt - Exercise Video with Kreative Video Products dated Aug 21, 1998
10.29(8)     Consultant Agreement between Olympia Partners, Dalton Kent Securities & ACEI
10.30(8)     Merchant Licensing Agreement between Timeless Toys and AC Media
10.31(8)     Loan Agreement between Olympia Partners and ACEI
10.32(8)     SEGA Agreement termination letter
10.33(8)     Consultant Agreement between ACEI and Trademark Management
10.34(11)   Termination of Kreative Video Products, Inc.
10.35(11)   Video Products distribution agreement between Fast Forward Marketing and ACEI
10.36(11)   Consultant Agreement between Chris Scoggin, LTD. and ACEI
10.37(12)   Consulting Services Agreement between Consor, Inc. and AC Marketing
10.38(12)    Licensing Agreement between Brighter Child Interactive, LLC and AC Media
10.39(13)    Licensing Agreement between Prestige Toys and AC Marketing
10.40(13)    Stock Exchange Agreement between Great Wall International Sports Media & ACEI
10.41(14)    Licensing Agent Agreement between Funschool.com Corporation and AC Marketing
10.42(14)    Licensing Agent Agreement between Mainframe Entertainment and AC Marketing
10.43(14)    Stock Exchange Agreement between Beijing Wisdom Network Technology & ACEI
10.441(19)  Amendment No.1 to Stock Exchange Agreement with Beijing Wisdom Network
10.45(15)    Sponsorship Agrmnt between Shun Li De Commerce & AC Media for boxing sponsorship
10.46(15)    Deal Memorandum between Irwin Toy Limited and AC Marketing for "ReBoot"
10.47(17)    Licensing Agreement between ES Originals and AC Marketing
10.48(17)    Licensing Agreement between Romar International and AC Marketing
10.49(17)    Licensing Agreement between Cutting Edge Industries and AC Marketing
10.50(18)    Agreement for Purchase of Convertible Debt
10.51(18)    Stock Purchase Agreement with Holley Holding USA Ltd
10.52(18)    Licensing Agreement with World Channel, Inc.
10.53(19)    Amendment No.1 to Licensing Agreement with World Channel, Inc.
10.531(19)  Amendment No.2 to Licensing Agreement with World Channel, Inc.
10.54(19)    Stock Purchase Agreement with Mr. Yuanhao Li
10.541(19)  Promissory Note for Stock Purchase Agreement with Mr. Yuanhao Li
10.613(20)  Agreement between AC Media & ACEI regarding cashflow from World Channel License
10.614(20)  Agreement between AC Media, ACEI & ECapital regarding purchase of ChiBrow License
10.615(21)  Development & Purchase Agrmnt between Pacific Systems & Utility Systems for digital meter
21.1(1)        Subsidiaries of the Registrant
23.1             Consent of Independent Auditors

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
(7) Filed as an exhibit with the registrant's Form S-3 filed with the SEC On February 12, 1999 and incorporated by reference herein.
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
(19) Filed as an exhibit with the registrant's Form 10-KSB/A filed with the SEC on April 26, 2001 and incorporated by reference herein.
(20) Filed as an exhibit with the registrant's Form 10-QSB filed with the SEC on August 14, 2001 and incorporated by reference herein.
(21) Filed as an exhibit with the registrant's Form 10-QSB filed with the SEC on November 14, 2001 and incorporated by reference herein.