Form 10QSB
period 2002-03-31
PACIFIC SYSTEMS CONTROL TECHNOLOGY INC
filed 2002-05-20
CIK 1034840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 000-22833

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
(Name of small business issuer in its charter)

Delaware	90-0013185
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Number of shares of common stock, par value $0.0001, outstanding as of May 15, 2002 is 27,574,371.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.

FORM 10-QSB

For March 31, 2002

TABLE OF CONTENTS

PART I

Item 1. Financial Information - (unaudited)

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEET

                                           March 31      December 31
                                             2002           2001
                                         ------------   ------------
                                          (unaudited)      (audited)
ASSETS
  Current Assets
    Cash                                 $    13,298    $   504,554
    Accounts receivable                       54,722        172,736
    Prepaid expenses                           2,448          2,448
    Other assets                             300,000        300,000
    Note receivable                          393,000            -
                                         ------------   ------------
    Total current assets                     763,468        979,738

  Property and equipment, net                 36,559        121,796
  Investments                                471,082        471,082
                                         ------------   ------------
    Total Assets                         $ 1,271,109    $ 1,572,616
                                         ============   ============

LIABILITIES
  Current liabilities
    Accounts payable and
      accrued expenses                   $   303,003    $   634,783
    Advances from related parties            821,745        810,745
    Other                                        -           74,168
    Related party payable                    332,954            -
    Notes payable                            117,185        185,852
                                         ------------   ------------
    Total current liabilities              1,574,887      1,705,548
                                         ------------   ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value;
    10,000,000 shares authorized         $       -      $       -
  Common stock, $0.0001 par value;
    100,000,000 shares authorized              2,758          2,758
  Additional paid-in capital              28,281,222     28,960,103
  Accumulated deficit                    (28,587,758)   (29,095,793)
                                         ------------   ------------
    Total Stockholders' Equity              (303,778)      (132,932)
                                         ------------   ------------
                                         $ 1,271,109    $ 1,572,616
                                         ============   ============

The accompanying notes are an integral part of these financial statements.

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

                                         Three-month Periods Ended
                                       -----------------------------
                                          March 31        March 31
                                            2002            2001
                                       -------------   -------------
                                         (unaudited)     (unaudited)
REVENUE
  Licensing fee                                 -               -
  Other                                         -               132
                                       -------------   -------------
    Total revenue                               -               132
                                       -------------   -------------

COSTS AND EXPENSES
  Cost of sales - Film income                   -               -
  Film cost amortization and reserve            -               -
  Selling                                       -               -
  Salaries and payroll taxes                 24,599             -
  Rent                                       14,407          29,105
  General and administrative                 59,839          65,301
                                       -------------   -------------
    Total costs and expenses                (98,845)        (94,406)
                                       -------------   -------------

OTHER INCOME (EXPENSES)
  Inter-company interest expense, net           -            30,000
  Interest expense                           (1,000)         (1,211)
  Other income                                7,670             -
                                       -------------   -------------
    Total other income (expenses)             6,670          28,789
                                       -------------   -------------

LOSS FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES                (92,175)        (65,485)

PROVISION FOR INCOME TAXES                      -               -
                                       -------------   -------------
NET LOSS                                    (92,175)        (65,485)
                                       =============   =============

Weighted average number of
  shares outstanding                     27,574,371      25,578,706
                                       =============   =============

Basic and diluted loss per share            $(0.003)        $(0.003)
                                       =============   =============

The accompanying notes are an integral part of these financial statements.

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        Three Months     Three Month
                                                           Ended            Ended
                                                       --------------    --------------
                                                       March 31, 2002    March 31, 2001
                                                       --------------    --------------
                                                         (unaudited)       (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $     (92,175)    $     (65,485)
  Adjustments to reconcile net loss
    to net cash used for operating activities
      Depreciation and amortization                           1,676             1,112

  (Increase) decrease in
    Accounts receivable                                      (14,986)              -
    Prepaid expenses and other                                   -              (5,205)
    Due from subsidiary                                          -            (141,923)

  Increase (decrease) in
    Accounts payable and accrued expenses                    (22,564)          (76,566)
    Other                                                     (1,540)           (3,746)
                                                       --------------    --------------
      Net cash used for operating activities                (129,589)         (291,813)
                                                       --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                             -              (3,125)
  Increase in note receivable                                (393,000)             -
  Increase in other investments                                  -             (30,000)
                                                       --------------    --------------
    Net cash used for investing activities                   (393,000)         (33,125)
                                                       --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of common stock options                 -             300,000
  Proceeds on loans from related parties                       50,000           18,000
  Payments on notes payable                                   (18,667)          (2,501)
                                                       --------------    --------------
    Net cash provided by financing activities                  31,333          315,499
                                                       --------------    --------------

NET DECREASE IN CASH                                         (491,256)          (9,439)

CASH, beginning of period                                     504,554           20,510
                                                       --------------    --------------
CASH, end of period                                    $       13,298           11,071
                                                       ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest                                           $       1,000     $       1,211
                                                       ==============    ==============
    Foreign and state income taxes                     $         -       $         -
                                                       ==============    ==============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
  Long-term debt converted to equity                   $         -       $   2,000,000
                                                       ==============    ==============
  Common stock and warrants issued related
    to redemption of debentures                        $         -       $   2,078,391
                                                       ==============    ==============
  Distribution of investment in subsidiary to
    shareholders                                       $  12,199,785     $         -
                                                       ==============    ==============

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
For the three-month period ended March 31, 2002

Note 1 - Nature of Operations and Spin-off of Subsidiary

Basis of Presentation and Consolidation - The consolidated financial statements include the accounts of Pacific Systems Control Technology, Inc. (the "Company") and its wholly owned subsidiary, America's Best Karate ("ABK"), which owns 100% of PeopleNet International Corporation (formerly known as American Champion Media, Inc. or "AC Media") until February 8, 2002 when AC Media was effectively spun-off from the Company and became an independent entity, and American Champion Marketing ("AC Marketing"), which is a wholly owned subsidiary of AC Media. There was no activity in AC Marketing during 2001 and the three-month period ended March 31, 2002. All significant intercompany accounts and transactions have been eliminated in consolidation.

In August 2001, the Company changed its name from American Champion Entertainment, Inc. to Pacific Systems Control Technology, Inc. AC Media also changed its name to PeopleNet International Corporation ("PeopleNet").

Spin-off - On June 22, 2001, the Company approved a plan to spin-off PeopleNet to the shareholders as a tax-free distribution. Under the plan, each stockholder of the Company receives one share of PeopleNet stock for every 17 shares of common stock held as of the record date of January 16, 2002. Subsequent to and as part of the spin-off, PeopleNet issues 374,587 shares of common stock, with registration rights, to ECapital, an unrelated party, in exchange for the worldwide exclusive rights to market and distribute ChiBrow, a safe web browser software for children for three years. The related party note payable to PeopleNet is also converted to common stock. The spin-off became effective in January 2002 and all shares were distributed to the above parties on February 8, 2002. As part of this plan, the advances PeopleNet made to ABK were offset against the amounts due to the Company and the net amount were converted to additional paid-in-capital of PeopleNet.

Nature of Operations - The Company is engaged in the development and sales of utilities meter products and technology. This is a new line of business for the Company. The Company expects to generate revenues from these operations beginning in 2002.

Going Concern - Management's plans and the ongoing operations of the Company are expected to require working capital during 2002. The Company has experienced continuing losses from operations. The Company is also changing its principle lines of business with respect to the manufacture and distribution of utility metering devices. In addition, PeopleNet was spun-off in February 2002. These factors cause substantial doubt about the ability of the Company to continue as a going concern. Management will be required to obtain additional capital to fund the ongoing operations during the remainder of 2002. In December 2000, Holley has signed stock purchase agreements with the Company to purchase additional shares from the Company. In 2001, 135,000 shares were purchased under these agreements. Although Holley has not purchased substantial shares from the Company during 2001, it has advanced approximately $800,000 as well as additional capital contributions of $300,000 to the Company for its daily operations.

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

Note 2 - Summary of Significant Accounting Policies

Revenue Recognition - There was no revenue generated from the development and sales of utilities meter products and technology for the year ended December 31, 2001 and for the three-month period ended March 31, 2002.

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

Note 3 - Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for completed financial statements.  In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company on March 31, 2002 and the results of its operations and its cash flows for the three months periods ended March 31, 2002 and 2001.  The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2001 included in the Company's Form 10-KSB as filed with the SEC on April 15, 2002.

Note 4 - Other Assets

Other assets consist of a deposit paid to an outside vendor as part of the commitment for the purchase of metering devices as disclosed in Note 8. The deposit will be refunded to the Company if the vendor fails to comply with the specified parameters established by the Company. The deposit will be accounted for as part of the cost of the completed meters.

Note 5 - Note Receivable

The Company loaned $393,000 to a company owned by the Company's largest shareholder.  The loan is unsecured, non-interest bearing and expected to be re-paid in 2002.

Note 6 - Advances from Related Parties

The advances from related parties are non-interest bearing and are unsecured.

Note 7 - Lease Commitments

In October 2001, the Company relocated its headquarters and entered into a 40-month non-cancelable lease with monthly rent of approximately $4,000, subject to increases at each anniversary. The Company's old office is still under the 4-year non-cancelable lease, with monthly rent of approximately $6,000, which the Company signed in July 2000. The old office lease expires in August 2004. The amounts paid under these leases during the year ended December 31, 2001 was $72,000.

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

Note 8 - Commitments and Contingencies

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

The Company may be contingently obligated under the following commitments through PeopleNet, which was spun-off as disclosed in Note 1.

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

In June 2001 the Company signed an agreement with ECapital Group, Inc. ("ECapital") to purchase the exclusive licensing and marketing rights to ChiBrow, a safe web browser software for children. Under the terms of the agreement, upon the effectiveness of the spin-off of the Company from PSCT, the Company will issue 375,000 shares of common stock, with registration rights, to ECapital in exchange for the worldwide exclusive rights to market and distribute ChiBrow for three years (see Note 1). The Company intends to file a registration statement for such shares immediately after the effectiveness of the spin-off transaction. Pursuant to the terms of the agreement, the Company shall retain 35% of all revenues generated from such marketing efforts and the balance shall be paid to ECapital. (See Note 19)

Note 9 - Industry Segments

The Company operates in one segment, utilities metering devices.  All assets are located in the United States of America.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward Looking Information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" from liability for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by or on behalf of the Company) are forward-looking, such as statements relating to operational and financing plans, capital uses and resources, competition, and demands for the Company's products and services. Such forward-looking statements involve important risks and uncertainties, many of which will be beyond the control of the Company. These risks and uncertainties could significantly affect anticipated results in the future, both short-term and long-term, and accordingly, such results may differ from those expressed in forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations, unanticipated working capital or other cash requirements, changes in the Company's business strategy or an inability to execute its strategy due to unanticipated change in the industries in which it operates, and various competitive factors that may prevent the Company from competing successfully in the marketplace. The following discussion may contain forward-looking statements that are subject to risks and uncertainties. For a discussion of factors that could cause actual results to differ, please see the discussion contained herein. Readers should not place undue reliance on the forward-looking statements, which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequence events or circumstances. Readers are also encouraged to review the Company's publicly available filings with the Securities and Exchange Commission.

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended March 31, 2002. This discussion should be read in conjunction with the Company's financial statements and notes appearing elsewhere in this report.

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

Results of Operation

The Company was formed in February 1997 and has a wholly owned subsidiary, ABK, which had no activities in the year 2001 nor the three-month period ended March 31, 2002. ABK wholly owned AC Media until February 8, 2002 when AC Media was effectively spun-off and became an independent entity with its name changed to PeopleNet International Corporation. In March 2000, the Company signed a Stock Exchange Agreement with BA Networks for the acquisition of 80% of the common stock of BA Networks. The Company's shareholders approved of the acquisition at the Company's Annual Meeting of Shareholders held on September 27, 2000. The owners of BA Networks have agreed to sell an 80% interest in BA Networks to the Company. According to commerce regulation of China, such exchange of ownership needs to be incorporated into a co-operative joint venture ("CJV"). On October 28, 2000 BA Network signed a letter of intent with the Company to set up a "CJV" in China into which all of BA Networks' assets will be transferred. The CJV will be owned 80% by the Company and 20% by BA Networks. The establishment of CJV was approved by the Beijing Municipal Government on December 1, 2000 and the business license was granted on December 20, 2000. As of March 31, 2002, the transfer of assets from BA Networks has not yet been made. Since the Company does not have control of BA Networks until the transfer of assets occurs, the investment in BA Networks is being accounted for as a deposit under the cost method of accounting as of December 31, 2001 at the original purchase price of $450,000. Upon completion of the transfer of assets the acquisition will be accounted for under the purchase method of accounting. The operations of BA Networks are conducted exclusively in the People's Republic of China ("PRC"). It is at least reasonably possible that the activities of BA Networks, which are conducted in the People's Republic of China, may be disrupted in the near term from factors outside the control of the Company such as from negative effects of economic and political forces.

Revenues

During the three-month period ended March 31, 2002, our main focus was on the spin-off of our subsidiary, PeopleNet International Corporation, which was effectively completed as of February 8, 2002.  Upon the spin-off, our shareholders received one share of PeopleNet International Corporation common stock for every seventeen shares of our common stock held as of the record date of January 16, 2002.  We had insignificant amount of revenues for this three-month period.

Costs and Expenses

During the three-month period ended March 31, 2002, we incurred $24,599 in salaries and payroll expenses, $14,407 for rent, and $59,839 in general and administrative expenses which included legal and accounting expenses.  Interest expense for the period was $1,000.

As a result of foregoing factors, our net loss was ($92,175) for the three-month period ended March 31, 2002 as compared to ($65,485) for the same period in 2001. Net loss per share was unchanged at ($0.003) for this period as compared to the same period in 2001, while weighted average number of shares increased to 27,574,371 from 25,578,706 of the same period last year.

Liquidity and Capital Resources

Stockholders' equity decreased to a negative ($303,778) at March 31, 2002 due to the spin-off distribution of PeopleNet from the Company as of February 8, 2002.

Cash decreased for the three months ended March 31, 2002 by ($491,256) primarily due to a loan to another company that is owned by our largest shareholder Holley Holdings USA. Cash utilized for operations for the three months ended March 31, 2002 was ($129,589). Cash from financing activities was an increase of $31,333.

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

A payable in the amount of $332,954 was set up to account for payables that were included in the financial statements of PeopleNet International Corporation as a result of the spin-off transaction.  As part of the spin-off the Company agreed to reimburse PeopleNet for these liabilities.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

In October 2001, the Company filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 naming the Company including all of its subsidiaries as the defendants in the cross-complaint. The Labor Commission of California in December 2001 issued a judgment against the Company including all of its subsidiaries in the amount of $69,170.58 in favor of the employee. This amount has been accrued as of December 31, 2001.  Pacific Systems Control Technology has agreed to indemnify all of its subsidiaries including PeopleNet from the liabilities of these two cases including expenses, fees or judgment.

With the exception of the foregoing, no lawsuits or proceedings are currently pending against the Company.

Item 2. Changes in Securities and Use of Proceeds.  None

Item 3. Defaults Under Senior Securities.  None

Item 4. Submission of Matters to a Vote of Security Holders.

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

Item 5. Other Information.  None

Item 6. Reports on Form 8-K.

There were no reports on Form 8-K filed during the three-month period ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on May 20, 2002 by the undersigned, thereunto duly authorized.

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.

(Registrant)

By: /s/ Anthony K. Chan
------------------------------
Anthony K. Chan
Chief Executive Officer