Form 10QSB/A
period 2002-03-31
PACIFIC SYSTEMS CONTROL TECHNOLOGY INC
filed 2002-06-21
CIK 1034840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

The Registrant hereby amends and restates the financial statements and the accompanying notes, and the section on management's discussion and analysis of financial condition and results of operations, or other portions of its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002 as set forth in the pages attached hereto.

Pacific Systems Control Technology, Inc. (the "Company"), by this Form 10-QSB/A, Amendment No. 1 to From 10-QSB, hereby: (1) amends and restates Item 1 of Part 1 of the March 31, 2002 Quarterly Report, and (2) amends and restates Item 2 of Part 1 of the March 31, 2002 Quarterly Report. Each such amended Item of the March 31, 2002 Quarterly Report is attached to this Amendment No. 1.

EXPLANATORY NOTE TO AMENDMENT NO.1 TO MARCH 31, 2002 QUARTERLY REPORT ON FROM 10-QSB

This Form 10-QSB/A, Amendment No.1 to Form 10-QSB (the "Amendment"), which amends the March 31, 2002 Quarterly Reports, includes changes to the statements of operations and cashflows for the three-month periods ended March 31, 2002 and 2001, to more appropriately reflect the results of a spin-off of the Company's subsidiary on February 8, 2002. Certain items have been classified as discontinued operations.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.

FORM 10-QSB/A

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

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

                                         Three-month Periods Ended
                                       -----------------------------
                                          March 31        March 31
                                            2002            2001
                                       -------------   -------------
                                         (unaudited)     (unaudited)
REVENUE
  Licensing fee                                 -               -
  Other                                         -               132
                                       -------------   -------------
    Total revenue                               -               132
                                       -------------   -------------

COSTS AND EXPENSES
  Salaries and payroll taxes                 24,599             -
  Rent                                       14,407          29,105
  General and administrative                 59,829          65,301
                                       -------------   -------------
    Total costs and expenses                (98,835)        (94,406)
                                       -------------   -------------

OTHER INCOME (EXPENSES)
  Inter-company interest expense, net           -            30,000
  Interest expense                           (1,000)         (1,211)
  Other income                                7,670             -
                                       -------------   -------------
    Total other income (expenses)             6,670          28,789
                                       -------------   -------------

LOSS FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES                (92,165)        (65,485)

PROVISION FOR INCOME TAXES                      -               -
                                       -------------   -------------
LOSS FROM CONTINUING OPERATIONS             (92,165)        (65,485)
                                       =============   =============

LOSS FROM DISCONTINUED OPERATIONS               (10)       (205,719)
                                       -------------   -------------
NET LOSS                                    (92,175)       (271,204)
                                       =============   =============

Weighted average number of
  shares outstanding                     27,574,371      25,578,706
                                       =============   =============

LOSS PER SHARE
  Continuing operations                     $(0.003)        $(0.003)
  Discontinued operations                   $(0.000)        $(0.008)
                                       =============   =============

The accompanying notes are an integral part of these financial statements.

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        Three Months     Three Month
                                                           Ended            Ended
                                                       --------------    --------------
                                                       March 31, 2002    March 31, 2001
                                                       --------------    --------------
                                                         (unaudited)       (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $     (92,175)    $    (271,204)
  Adjustments to reconcile net loss
    to net cash used for operating activities
      Depreciation and amortization                            1,676            21,444
      Amortization of film costs                                 -             150,000

  (Increase) decrease in
    Accounts receivable                                      (14,986)          (81,641)
    Prepaid expenses and other                                   -              10,462
    Inventory                                                    -             (15,382)

  Increase (decrease) in
    Accounts payable and accrued expenses                    (22,564)          (99,199)
    Other                                                     (1,540)              -
                                                       --------------    --------------
      Net cash used for operating activities                (129,589)         (285,520)
                                                       --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                             -              (3,125)
  Payments for film cost                                         -               5,482
  Increase in note receivable                               (393,000)             -
  Increase in other investments                                  -             (30,000)
                                                       --------------    --------------
    Net cash used for investing activities                  (393,000)          (27,643)
                                                       --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of common stock options                 -             300,000
  Proceeds on loans from related parties                       50,000           18,000
  Payments on notes payable                                   (18,667)          (2,501)
                                                       --------------    --------------
    Net cash provided by financing activities                  31,333          315,499
                                                       --------------    --------------

NET DECREASE IN CASH                                         (491,256)           2,336

CASH, beginning of period                                     504,554            5,309
                                                       --------------    --------------
CASH, end of period                                    $       13,298    $       7,645
                                                       ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest                                           $       1,000     $       1,211
                                                       ==============    ==============
    Foreign and state income taxes                     $         -       $         -
                                                       ==============    ==============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
  Long-term debt converted to equity                   $         -       $   2,000,000
                                                       ==============    ==============
  Common stock and warrants issued related
    to redemption of debentures                        $         -       $   2,078,391
                                                       ==============    ==============
  Distribution of investment in subsidiary to
    shareholders                                       $  12,199,785     $         -
                                                       ==============    ==============

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
For the three-month period ended March 31, 2002

Note 1 - Nature of Operations, Spin-off of Subsidiary and Going Concern

Basis of Presentation and Consolidation - The consolidated financial statements include the accounts of Pacific Systems Control Technology, Inc. (the "Company") and its wholly owned subsidiary, America's Best Karate ("ABK"), which owns 100% of PeopleNet International Corporation (formerly known as American Champion Media, Inc. or "AC Media") until February 8, 2002 when AC Media was effectively spun-off from the Company and became an independent entity. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of operations. The continuation of the Company as a going concern is dependent upon the success of obtaining additional capital and, thereafter, on attaining profitability. The Company expects to fund operations through sales commitment of metering devices and continued funding from Holley. There can be no assurance that management will be successful in the implementation of its plan. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

Revenue Recognition - The Company adopts the accrual method of accounting.  Revenue is recognized upon shipment of products. There was no revenue generated from the development and sales of utilities meter products and technology for the year ended December 31, 2001 and for the three-month period ended March 31, 2002.

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

Currently, the company focuses on working with U.S. vendors to supply the Chinese market with the latest metering products.  We have engaged a company in California, since August 2001, for the design of an advanced electric meter to particularly suit the needs of Holley's customers in China.

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

The Company has historically financed its operating and capital outlays primarily through sales of common stock, loans from stockholders and other third parties and bank financing.  The Company's largest shareholder, Holley Holding USA, has provided the funds to the Company in terms of an unsecured loan with no interests, for the Company operational needs, and management expects continued support until such time as the Company begins to generate revenues.  However, there is no assurance that Holley Holding USA will continue to assist the Company in the future.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on June 21, 2002 by the undersigned, thereunto duly authorized.

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.

(Registrant)

By: /s/ Anthony K. Chan
------------------------------
Anthony K. Chan
Chief Executive Officer