Form 10QSB
period 2002-06-30
PACIFIC SYSTEMS CONTROL TECHNOLOGY INC
filed 2002-08-14
CIK 1034840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2002

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

Number of shares of common stock, par value $0.0001, outstanding as of August 14, 2002 is 27,574,371.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.

FORM 10-QSB

For June 30, 2002

TABLE OF CONTENTS

PART I

Item 1. Financial Information - (unaudited)

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEET

                                            June 30      December 31
                                             2002           2001
                                         ------------   ------------
                                          (unaudited)      (audited)
ASSETS
  Current Assets
    Cash                                 $       -      $   504,554
    Other receivable                          31,659        172,736
    Prepaid expenses                           2,448          2,448
    Other assets                                 -          300,000
                                         ------------   ------------
    Total current assets                      34,107        979,738

  Property and equipment, net                 35,563        121,796
  Investments                                  9,053        471,082
  Other assets                               300,000            -
                                         ------------   ------------
    Total Assets                         $   378,723    $ 1,572,616
                                         ============   ============

LIABILITIES
  Current liabilities
    Accounts payable and
      accrued expenses                   $   509,802    $   634,783
    Advances from related parties            891,745        810,745
    Other                                        -           74,168
    Related party payable                    334,955            -
    Notes payable                            105,803        185,852
                                         ------------   ------------
    Total current liabilities              1,842,305      1,705,548
                                         ------------   ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value;
    10,000,000 shares authorized         $       -      $       -
  Common stock, $0.0001 par value;
    100,000,000 shares authorized              2,758          2,758
  Additional paid-in capital              28,281,222     28,960,103
  Note receivable                           (417,000)           -
  Accumulated deficit                    (29,330,562)   (29,095,793)
                                         ------------   ------------
    Total Stockholders' Equity            (1,463,582)      (132,932)
                                         ------------   ------------
                                         $   378,723    $ 1,572,616
                                         ============   ============

The accompanying notes are an integral part of these financial statements.

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

                                      Three-month Periods Ended    Six-month Periods Ended
                                      -------------------------   -------------------------
                                        June 30        June 30      June 30        June 30
                                          2002           2001         2002           2001
                                      -----------   -----------   -------------------------
                                      (unaudited)   (unaudited)   (unaudited)   (unaudited)
REVENUE
  Licensing fee                       $      -      $      -      $      -      $      -
  Other                                      -             -             -             132
                                      -----------   -----------   -----------   -----------
    Total revenue                            -             -             -             132
                                      -----------   -----------   -----------   -----------

COSTS AND EXPENSES
  Salaries and payroll taxes              16,148           -          40,747           -
  Rent                                   175,741        26,105       190,148        55,210
  General and administrative             100,042       105,804       159,871       171,105
                                      -----------   -----------   -----------   -----------
    Total costs and expenses             291,931       131,909       390,766       226,315
                                      -----------   -----------   -----------   -----------

OTHER INCOME (EXPENSES)
  Inter-company interest expense             -             -             -          30,000
  Interest expense                          (783)         (800)       (1,783)       (2,011)
  Other income                            12,739           -          20,409           -
  Write off investments                 (462,029)          -        (462,029)          -
                                      -----------   -----------   -----------   -----------
    Total other income (expenses)       (450,073)         (800)     (443,403)       27,989
                                      -----------   -----------   -----------   -----------

LOSS FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES            (742,004)     (132,709)     (834,169)     (198,194)

PROVISION FOR INCOME TAXES                   800           -             800           -
                                      -----------   -----------   -----------   -----------
NET LOSS FROM CONTINUING OPERATIONS     (742,804)     (132,709)     (834,969)     (198,194)

LOSS FROM DISCONTINUED OPERATIONS            -         (54,473)          (10)     (260,192)
                                      -----------   -----------   -----------   -----------
NET LOSS                              $ (742,804)     (187,182)     (834,979)     (458,386)
                                      ===========   ===========   ===========   ===========

Weighted average number of
  shares outstanding                   27,574,371    26,836,113    27,574,371    26,836,113
                                      ===========   ===========   ===========   ===========

Basic and diluted loss per share         $(0.027)      $(0.007)      $(0.030)      $(0.017)
                                      ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these financial statements.

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        Three Months     Six Months
                                                           Ended            Ended
                                                       -------------    -------------
                                                       June 30, 2002    June 30, 2002
                                                       -------------    -------------
                                                         (unaudited)      (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $   (742,804)    $   (834,979)
  Adjustments to reconcile net loss
    to net cash used for operating activities
      Depreciation and amortization                             996            2,672
    Loss on investments                                     462,029          462,029
  (Increase) decrease in
    Other receivable                                         23,063            8,077
  Increase (decrease) in
    Accounts payable and accrued expenses                   206,799          184,235
    Other                                                       -             (1,540)
    Related party payable                                     2,001            2,001
                                                       -------------    -------------
      Net cash used for operating activities                (47,916)        (177,505)
                                                       -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash used for investing activities                      -                -
                                                       -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on loans from related parties                     70,000          120,000
  Payments on notes payable                                  (8,382)         (27,049)
  Change in note receivable                                 (27,000)        (420,000)
                                                       -------------    -------------
    Net cash provided by financing activities                34,618         (327,049)
                                                       -------------    -------------

NET INCREASE IN CASH                                        (13,298)        (504,554)

CASH, beginning of period                                    13,298          504,554
                                                       -------------    -------------
CASH, end of period                                    $        -                -
                                                       =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest                                           $        787     $      1,787
                                                       =============    =============
    Foreign and state income taxes                     $        800     $        800
                                                       =============    =============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
  Long-term debt converted to equity                   $        -       $        -
                                                       =============    =============
  Common stock issued for services                     $        -       $        -
                                                       =============    =============
  Distribution of investment in subsidiary to
    shareholders                                       $        -       $ 12,199,785
                                                       =============    =============

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
For the three-month period ended June 30, 2002

Note 1 - Nature of Operations and Spin-off of Subsidiary

Basis of Presentation and Consolidation - The consolidated financial statements include the accounts of Pacific Systems Control Technology, Inc. (the "Company") and its wholly owned subsidiary, America's Best Karate ("ABK"), which owns 100% of PeopleNet International Corporation (formerly known as American Champion Media, Inc. or "AC Media") until February 8, 2002 when AC Media was effectively spun-off from the Company and became an independent entity, and American Champion Marketing ("AC Marketing"), which is a wholly owned subsidiary of AC Media. There was no activity in AC Marketing during 2001 and the three and six-month periods ended June 30, 2002. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Going Concern - Management's plans and the ongoing operations of the Company are expected to require working capital during 2002. The Company has experienced continuing losses from operations. The Company is also changing its principle lines of business with respect to the manufacture and distribution of utility metering devices. In addition, PeopleNet was spun-off in February 2002. These factors cause substantial doubt about the ability of the Company to continue as a going concern. Management will be required to obtain additional capital to fund the ongoing operations during the remainder of 2002. In December 2000, Holley has signed stock purchase agreements with the Company to purchase additional shares from the Company. In 2001, 135,000 shares were purchased under these agreements. Although Holley has not purchased substantial shares from the Company during 2001, it has advanced approximately $800,000 as well as additional capital contributions of $300,000 to the Company for its daily operations. For the six month period ended June 30, 2002, total advances from Holley to the Company amounted to approximately $892,000.

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

Note 2 - Summary of Significant Accounting Policies

Revenue Recognition - There was no revenue generated from the development and sales of utilities meter products and technology for the year ended December 31, 2001 and for the three and six-month periods ended June 30, 2002.

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

Income Taxes - Income taxes are accounted for using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial statement and tax basis of assets and liabilities at the applicable enacted tax rates. Accounting principles generally accepted in the United State of America require a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company and its Subsidiaries file a consolidated tax return.

Reclassifications - Certain reclassifications have been made to the 2001 amounts to conform to the current presentation.

Use of Estimates, Risks and Uncertainties - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3 - Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for completed financial statements.  In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company on June 30, 2002 and the results of its operations and its cash flows for the three months periods ended June 30, 2002 and 2001.  The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2001 included in the Company's Form 10-KSB as filed with the SEC on April 15, 2002.

Note 4 - Other Assets

Other assets consist of a deposit paid to an outside vendor as part of the commitment for the purchase of metering devices as disclosed in Note 8. The deposit will be accounted for as part of the purchase price of the completed meters.

Note 5 - Note Receivable

The Company loaned $417,000 to a company owned by the Company's largest shareholder.  The loan is unsecured, non-interest bearing and expected to be re-paid in 2002.

Note 6 - Advances from Related Parties

The advances from related parties are non-interest bearing and are unsecured.

Note 7 - Lease Commitments

In October 2001, the Company relocated its headquarters and entered into a 40-month non-cancelable lease with monthly rent of approximately $4,000, subject to increases at each anniversary. The Company's old office is still under the 4-year non-cancelable lease, with monthly rent of approximately $6,000, which the Company signed in July 2000. The old office lease expires in August 2004. The amounts paid under these leases during the three month period ended June 30, 2002 was approximately $42,000.

The Company subleased the old office under a non-cancelable operating lease, expiring in August 4, 2004. Rental income earned under this lease totaled to $7,500 for the quarter ended June 30, 2002.

The tenant defaulted on the sub-lease in June 2002. An accrual of $133,755 has been recorded for future minimum lease payments for as of June 30, 2002.

Note 8 - Commitments and Contingencies

In February 2001, the Company signed a 5-year contract with a company in China to deliver up to 1,000,000 units of electronic, multi function meters over a 5-year period. The Company will purchase the meters in U.S. and resell to the purchaser. The Company has been negotiating with potential U.S. suppliers for appropriate metering products for the China market.  However, the Company cannot yet determine as to when the delivery of products can begin.

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

In February 2001, a complaint was filed by Chuck Nelson in Court of Common Pleas, Mahoning County in Youngstown, Ohio against the Company for a percentage of the total purse amounts paid to boxers in the Company produced boxing event in China in April 2000, and for a percentage of the television revenue generated thereof. The plaintiff is claiming for incidental damages in excess of $2,500 and consequential damages in excess of $100,000. The Company denies all of the rights claimed by Chuck Nelson and will vigorously defend against all of Mr. Nelson's claims.  In May 2002 the Company submitted answers to interrogatories from the plaintiff and such answers demonstrate contradictions to the plaintiff's claims.

In October 2001, the Company filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 naming the Company including all of its subsidiaries as the defendants in the cross-complaint. The Labor Commission of California in December 2001 issued a judgment against the Company including all of its subsidiaries in the amount of $69,170.58 in favor of the employee. This amount has been accrued as of June 30, 2002.  As of August 10, 2002 the Company has paid approximately $13,000 towards the judgment from the Labor Commission.

As the parent company, Pacific Systems has agreed to indemnify all of its subsidiaries including PeopleNet from the liabilities of these two cases including expenses, fees or judgment.

The Company may be contingently obligated under the following commitments through PeopleNet, which was spun-off as disclosed in Note 1.

On December 27, 2000, PeopleNet entered into a worldwide distribution agreement with respect to The Adventures with Kanga Roddy television program with World Channel, Inc. Under the agreement, World Channel will have the exclusive rights for exhibition, distribution, process and reproduction and all commercial exploitation of the program for a period of five years. The agreement requires World Channel to make five annual installments of $600,000 on or before the end of each of the years 2001 through 2005. For the year ended December 31, 2001, the Company recognized $450,000 film income in relation to this distribution agreement, $193,000 of which was collected before year-end. Management did not recognize film income for the fourth quarter of 2001 based on management's evaluation of collectibility of the amounts due under the agreement. A 100% reserve on the remaining receivable was also established as of June 30, 2002. Because current year collection activity raises substantial doubt with respect to amounts due in future years under this agreement and because there are currently no other agreements in place, the Company has reserved the remaining unamortized film costs for "The Adventures With Kanga Roddy" television program.

In June 2001 the Company signed an agreement with ECapital Group, Inc. ("ECapital") to purchase the exclusive licensing and marketing rights to ChiBrow, a safe web browser software for children. Under the terms of the agreement and upon the effectiveness of the spin-off of the PeopleNet from the Company, PeopleNet issued 374,587 shares of common stock, with registration rights, to ECapital in exchange for the worldwide exclusive rights to market and distribute ChiBrow for three years (see Note 1). The Company intends to file a registration statement for such shares immediately after the effectiveness of the spin-off transaction. Pursuant to the terms of the agreement, PeopleNet shall retain 35% of all revenues generated from such marketing efforts and the balance shall be paid to ECapital. The registration for the 374,587 shares of PeopleNet common stock issued to ECapital has not yet been filed as of June 30, 2002.

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

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended June 30, 2002. This discussion should be read in conjunction with the Company's financial statements and notes appearing elsewhere in this report.

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

  The intrinsic value method, or APB Opinion No. 25, to account for our common stock incentive awards.

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

Results of Operation

The Company was formed in February 1997 and has a wholly owned subsidiary, ABK, which had no activities in the year 2001 nor the three and six-month periods ended June 30, 2002. ABK wholly owned AC Media until February 8, 2002 when AC Media was effectively spun-off and became an independent entity with its name changed to PeopleNet International Corporation. In March 2000, the Company signed a Stock Exchange Agreement with BA Networks for the acquisition of 80% of the common stock of BA Networks. The Company's shareholders approved of the acquisition at the Company's Annual Meeting of Shareholders held on September 27, 2000. The owners of BA Networks have agreed to sell an 80% interest in BA Networks to the Company. According to commerce regulation of China, such exchange of ownership needs to be incorporated into a co-operative joint venture ("CJV"). On October 28, 2000 BA Network signed a letter of intent with the Company to set up a "CJV" in China into which all of BA Networks' assets will be transferred. The CJV will be owned 80% by the Company and 20% by BA Networks. The establishment of CJV was approved by the Beijing Municipal Government on December 1, 2000 and the business license was granted on December 20, 2000. As of March 31, 2002, the transfer of assets from BA Networks has not yet been made. Since the Company does not have control of BA Networks until the transfer of assets occurs, the investment in BA Networks is being accounted for as a deposit under the cost method of accounting as of December 31, 2001 at the original purchase price of $450,000.  However, current regulations regarding establishment of a CJV in Beijing require another cash investment of approximately the same amount and the Company does not foresee making such additional investment in the near future.  Therefore a reserve in the amount of $450,000 has been set up to offset the value of the investment on our balance sheet for the quarter ended June 30, 2002.

In February 2001, the Company signed a 5-year contract with a company in China to deliver up to 1,000,000 units of electronic, multi function meters over a 5-year period. The Company will purchase the meters in U.S. and resell to the purchaser. The Company has been negotiating with potential U.S. suppliers for appropriate metering products for the China market.  However, the Company cannot yet determine as to when the delivery of products can begin.

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

Revenues

During the three-month period ended June 30, 2002, our focus was on negotiation for the supply of metering products to China.  We had insignificant amount of revenues for this three-month period.

Costs and Expenses

During the three-month period ended June 30, 2002, we incurred $16,148 in salaries and payroll expenses, $175,741 for rent which included $133,755 in accrued future minimum lease payments due to the default of our tenant, and $100,042 in general and administrative expenses which included legal and accounting expenses.  Interest expense for the period was $783.  Write-off of investments included a $450,000 charge relating to BA Networks. Total expenses for the same period in 2001 were only $131,909 due to the fact that some of the expenses were reported on the financial statements of PeopleNet which was spun-off from the Company on February 8, 2002.

As a result of foregoing factors, our net loss was ($742,804) for the three-month period ended June 30, 2002 as compared to ($187,182) for the same period in 2001. Net loss per share increased to ($0.027) for this period as compared to ($0.007) for the same period in 2001, while weighted average number of shares increased to 27,574,371 from 26,836,113 of the same period last year.

Liquidity and Capital Resources

Stockholders' equity decreased to a negative ($1,463,582) at June 30, 2002 included in which was the effect due to the spin-off distribution of PeopleNet from the Company as of February 8, 2002.Cash decreased for the three months ended June 30, 2002 by ($13,298) while cash utilized for operations for this three-month period was ($47,916). Cash from financing activities was an increase of $34,618.

The Company has historically financed its operating and capital outlays primarily through sales of common stock, loans from stockholders and other third parties and bank financing.  The Company's largest shareholder, Holley Holding USA, has provided the funds to the Company in terms of an unsecured loan with no interests, for the Company operational needs.  However, there is no assurance that Holley Holding USA will continue to assist the Company in the future. The Company is focusing on negotiations for the delivery of metering products to China, as described under the heading Results of Operation. The Company may be able to generate enough positive cash flow to sustain its operations if it is successful in delivering such products to China. However, as of June 30, 2002, the Company cannot yet determine as to when the delivery of products can begin.

A payable in the amount of $334,955 was set up to account for payables that were included in the financial statements of PeopleNet International Corporation as a result of the spin-off transaction.  As part of the spin-off the Company agreed to reimburse PeopleNet for these liabilities.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In February 2001, a complaint was filed by Chuck Nelson in Court of Common Pleas, Mahoning County in Youngstown, Ohio against the Company for a percentage of the total purse amounts paid to boxers in the Company produced boxing event in China in April 2000, and for a percentage of the television revenue generated thereof. The plaintiff is claiming for incidental damages in excess of $2,500 and consequential damages in excess of $100,000. The Company denies all of the rights claimed by Chuck Nelson and will vigorously defend against all of Mr. Nelson's claims. In May 2002 the Company submitted answers to interrogatories from the plaintiff and such answers demonstrate contradictions to the plaintiff's claims.

In October 2001, the Company filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 naming the Company including all of its subsidiaries as the defendants in the cross-complaint. The Labor Commission of California in December 2001 issued a judgment against the Company including all of its subsidiaries in the amount of $69,170.58 in favor of the employee. This amount has been accrued as of June 30, 2002.  Pacific Systems Control Technology has agreed to indemnify all of its subsidiaries including PeopleNet from the liabilities of these two cases including expenses, fees or judgment. As of August 10, 2002 the Company has paid approximately $13,000 towards the judgment from the Labor Commission.

With the exception of the foregoing, no lawsuits or proceedings are currently pending against the Company.

Item 2. Changes in Securities and Use of Proceeds.  None

Item 3. Defaults Under Senior Securities.  None

Item 4. Submission of Matters to a Vote of Security Holders.    None

Item 5. Other Information.  None

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 99.1  Certification pursuant to the Sarbanes-Oxley Act of 2002

There were no reports on Form 8-K filed during the three-month period ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on August 14, 2002 by the undersigned, thereunto duly authorized.

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.

(Registrant)

By: /s/ Anthony K. Chan
------------------------------
Anthony K. Chan
Chief Executive Officer & Chief Financial Officer