Form 10QSB
period 2002-09-30
PACIFIC SYSTEMS CONTROL TECHNOLOGY INC
filed 2002-11-15
CIK 1034840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

(650) 688-5878
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

Number of shares of common stock, par value $0.0001, outstanding as of November 14, 2002 is 27,885,571.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.

FORM 10-QSB

For September 30, 2002

TABLE OF CONTENTS

PART I

Item 1. Financial Information - (unaudited)

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEET

                                         September 30    December 31
                                             2002           2001
                                         ------------   ------------
                                          (unaudited)
ASSETS
  Current Assets
    Cash                                 $     1,906    $   504,554
    Other receivable                          26,858        172,736
    Prepaid expenses                           2,448          2,448
    Other assets                                 -          300,000
                                         ------------   ------------
    Total current assets                      31,212        979,738

  Property and equipment, net                 15,588        121,796
  Investments                                  9,053        471,082
  Other asset                                300,000            -
                                         ------------   ------------
    Total Assets                         $   355,853    $ 1,572,616
                                         ============   ============

LIABILITIES
  Current liabilities
    Accounts payable and
      accrued expenses                   $   549,264    $   634,783
    Advances from related parties            891,500        810,745
    Other                                        -           74,168
    Related party payable                    317,042            -
    Notes payable                            102,335        185,852
                                         ------------   ------------
    Total current liabilities              1,860,141      1,705,548
                                         ------------   ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value;
    10,000,000 shares authorized         $       -      $       -
  Common stock, $0.0001 par value;
    100,000,000 shares authorized,
    27,834,571 and 27,574,371 shares of
    common stock issued and outstanding
    respectively                               2,783          2,758
  Additional paid-in capital              28,325,868     28,960,103
  Note receivable                           (322,000)           -
  Deferred compensation charges               (8,602)           -
  Accumulated deficit                    (29,502,337)   (29,095,793)
                                         ------------   ------------
    Total Stockholders' Equity            (1,504,288)      (132,932)
                                         ------------   ------------
                                         $   355,853    $ 1,572,616
                                         ============   ============

The accompanying notes are an integral part of these financial statements.

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

                                     Three-month Periods Ended     Nine-month Periods Ended
                                    ---------------------------   ---------------------------
                                    September 30   September 30   September 30   September 30
                                        2002           2001           2002           2001
                                    ------------   ------------   ------------   ------------
                                     (unaudited)    (unaudited)    (unaudited)    (unaudited)

REVENUE                             $       -      $       -      $       -      $       132
                                    ------------   ------------   ------------   ------------
    Total revenue                           -              -              -              132
                                    ------------   ------------   ------------   ------------

COSTS AND EXPENSES
  Salaries and payroll taxes             18,371            -           59,118            -
  Rent                                   30,472         26,341        220,620         81,551
  General and administrative            103,642        210,757        263,513        383,003
                                    ------------   ------------   ------------   ------------
    Total costs and expenses            152,485        237,098        543,251        464,554
                                    ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSES)
  Inter-company interest                    -           30,000            -           90,000
  Interest expense                         (581)        (5,409)        (2,364)        (7,420)
  Other income                              245            -           20,654            -
  Write off investments                     -              -         (462,029)           -
  Disposal of fixed assets              (18,954)           -          (18,954)           -
                                    ------------   ------------   ------------   ------------
    Total other income (expenses)       (19,290)        24,591       (462,693)        82,580
                                    ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES           (171,775)      (212,507)    (1,005,944)      (381,842)

PROVISION FOR INCOME TAXES                  -           11,532            800         11,532
                                    ------------   ------------   ------------   ------------
NET LOSS FROM CONTINUING OPERATIONS    (171,775)      (224,039)    (1,006,744)      (393,374)

LOSS FROM DISCONTINUED OPERATIONS           -       (1,086,465)           (10)    (1,375,516)
                                    ------------   ------------   ------------   ------------
NET LOSS                            $  (171,775)    (1,310,504)    (1,006,754)    (1,768,890)
                                    ============   ============   ============   ============

Weighted average number of
  shares outstanding                 27,749,897     26,836,113     27,749,897     26,836,113
                                    ============   ============   ============   ============

Basic and diluted loss per share        $(0.006)       $(0.049)       $(0.036)       $(0.066)
                                    ============   ============   ============   ============

The accompanying notes are an integral part of these financial statements.

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   Nine Months    Nine Months
                                                      Ended          Ended
                                                  ------------   ------------
                                                  Sep 30, 2002   Sep 30, 2001
                                                  ------------   ------------
                                                   (unaudited)    (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $(1,006,754)   $(1,768,890)
  Adjustments to reconcile net loss to net cash
  used for operating activities
    Common stock issued for services                   14,880        115,725
    Amortization of film costs                            -        1,395,000
    Depreciation and amortization                       3,692         57,581
    Bad debts                                           4,801         66,667
    Common stock options issued for services            7,169            -
    Loss on investments                               462,029            -
    Loss on disposal of fixed assets                   18,955            -
  (Increase) decrease in
    Accounts receivable                                 8,077       (421,557)
    Prepaid expenses and other                            -           13,219
    Deposits                                              -         (300,000)
    Inventory                                             -          (15,411)
  Increase (decrease) in
    Accounts payable and accrued expenses             223,452        (33,296)
    Other                                              (1,540)           -
    Related party payable                             (15,912)           -
                                                  ------------   ------------
      Net cash used for operating activities         (281,151)      (890,962)
                                                  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                      -           (3,125)
  Payment in film costs                                   -            5,482
  Increase in other investments                           -          (36,767)
                                                  ------------   ------------
    Net cash used for investing activities                -          (34,410)
                                                  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of common stock options       14,020        300,000
  Proceeds from issuance of common stock                  -           22,000
  Proceeds from investment                                -          300,000
  Proceeds on loans from related parties              120,000        285,500
  Proceeds on notes payable                               -           50,000
  Payments on notes payable                           (30,517)       (10,154)
  Change in note receivable                          (325,000)           -
                                                  ------------   ------------
    Net cash provided by financing activities        (221,497)       947,346
                                                  ------------   ------------

NET CHANGE IN CASH                                   (502,648)        21,974

CASH, beginning of period                             504,554          5,309
                                                  ------------   ------------
CASH, end of period                               $     1,906    $    27,283
                                                  ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest                                      $     2,364    $     7,894
                                                  ============   ============
    Foreign and state income taxes                $       800    $    11,532
                                                  ============   ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
  Long-term debt converted to equity              $       -      $ 2,000,000
                                                  ============   ============
  Common stock issued for services                $    14,880    $   115,725
                                                  ============   ============
  Common stock and warrants issued related to
    redemption of debentures                      $       -      $ 2,078,391
                                                  ============   ============
  Options granted related to services             $    15,771    $       -
                                                  ============   ============
  Distribution of investment in subsidiary to
    shareholders                                  $12,199,785    $       -
                                                  ============   ============

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
For the three-month period ended September 30, 2002

Note 1 - Nature of Operations and Spin-off of Subsidiary

Basis of Presentation and Consolidation - The consolidated financial statements include the accounts of Pacific Systems Control Technology, Inc. (the "Company") and its wholly owned subsidiary, America's Best Karate ("ABK"), which owns 100% of PeopleNet International Corporation (formerly known as American Champion Media, Inc. or "AC Media") until February 8, 2002 when AC Media was effectively spun-off from the Company and became an independent entity, and American Champion Marketing ("AC Marketing"), which is a wholly owned subsidiary of AC Media. There was no activity in AC Marketing during 2001 and the three and nine-month periods ended September 30, 2002. All significant intercompany accounts and transactions have been eliminated in consolidation.

In August 2001, the Company changed its name from American Champion Entertainment, Inc. to Pacific Systems Control Technology, Inc. AC Media also changed its name to PeopleNet International Corporation ("PeopleNet").

Spin-off - On June 22, 2001, the Company approved a plan to spin-off PeopleNet to the shareholders as a tax-free distribution. Under the plan, each stockholder of the Company receives one share of PeopleNet stock for every 17 shares of common stock held as of the record date of January 16, 2002. Subsequent to and as part of the spin-off, PeopleNet issues 374,587 shares of common stock, with registration rights, to ECapital, an unrelated party, in exchange for the worldwide exclusive rights to market and distribute ChiBrow, a safe web browser software for children for three years. A related party note payable to PeopleNet was also converted to common stock. The spin-off became effective in January 2002 and all shares were distributed to the above parties on February 8, 2002. As part of this plan, the advances PeopleNet made to ABK were offset against the amounts due to the Company and the net amount was converted to additional paid-in-capital of PeopleNet.

Nature of Operations - The Company is engaged in the development and sale of utilities meter products and technology. This is a new line of business for the Company. The Company expects to generate revenues from these operations beginning in 2003.

Going Concern - Management's plans and the ongoing operations of the Company are expected to require working capital during 2002. The Company has experienced continuing losses from operations. The Company is also changing its principle lines of business with respect to the manufacture and distribution of utility metering devices. In addition, PeopleNet was spun-off in February 2002. These factors cause substantial doubt about the ability of the Company to continue as a going concern. Management will be required to obtain additional capital to fund the ongoing operations during the remainder of 2002. In December 2000, Holley Holding USA, Ltd. signed stock purchase agreements with the Company to purchase additional shares from the Company. In 2001, 135,000 shares were purchased under these agreements. Although Holley has not purchased substantial shares from the Company during 2001 or 2002, it has advanced approximately $800,000 as well as additional capital contributions of $300,000 to the Company for its daily operations. For the nine month period ended September 30, 2002, total advances from Holley to the Company amounted to approximately $869,000.

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

Note 2 - Summary of Significant Accounting Policies

Revenue Recognition - There was no revenue generated from the development and sale of utilities meter products and technology for the year ended December 31, 2001 and for the three and nine-month periods ended September 30, 2002.

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

Note 3 - Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for completed financial statements.  In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company on September 30, 2002 and the results of its operations and its cash flows for the nine-month periods ended September 30, 2002 and 2001.  The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2001 included in the Company's Form 10-KSB as filed with the SEC on April 15, 2002.

Note 4 - Other Asset

Other asset represents a deposit paid to an outside vendor as part of the commitment for the purchase of metering devices as disclosed in Note 8. The deposit will be accounted for as part of the purchase price of the completed meters.

Note 5 - Note Receivable

The Company has a note to a company owned by the Company's largest shareholder.  The loan is unsecured, non-interest bearing and expected to be re-paid in 2002. At September 30, 2002, the balance of the note was $322,000.  $95,000 was repaid in the quarter ended September 30, 2002.

Note 6 - Advances from Related Parties

The advances from related parties are non-interest bearing and are unsecured.

Note 7 - Lease Commitments

In October 2001, the Company relocated its headquarters to Redwood Shores, California, and entered into a 40-month non-cancelable lease with monthly rent of approximately $12,000, subject to increases at each anniversary. The Company shared the office with a company owned by the largest shareholder and is liable for 1/3 of the monthly rent. In October 2002, the Company subleased the Redwood Shores office to a sub-leasee who will be paying approximately 62% of the monthly rent directly to the landlord. The Company's address remains unchanged. The Company's old office in Hayward, California, is still under the 4-year non-cancelable lease, with monthly rent of approximately $6,000, which the Company signed in July 2000. The Hayward office lease expires in August 2004. The amounts paid under these leases during the three month period ended September 30, 2002 was $30,472.

The Company subleased the Hayward office under a non-cancelable operating lease, expiring in August 4, 2004. The tenant defaulted on the sub-lease in June 2002 and there is no rental income earned for the quarter ended September 30, 2002. An accrual of $133,755 has been recorded for future minimum lease payments for as of September 30, 2002.

Note 8 - Commitments and Contingencies

In February 2001, the Company signed a 5-year contract with a company in China to deliver electronic, multi function meters over a 5-year period. The Company will purchase the meters in U.S. and resell to the buyer. In August 2001, the Company signed an agreement with International Utility Information Systems Corporation of Scotts Valley, California ("IUISC") to develop meters based on agreed specifications. The Company agreed to purchase a minimum of 50,000 units of such developed products in 2002 upon successful compliance with the specifications. $300,000 was paid to IUISC when the agreement was signed and the amount are to be deducted from the purchase of meters in the above-mentioned contract.

On November 1, 2002, the Company signed a definitive agreement with Holley Import and Export Company Ltd. of Hangzhou, China ("Holley ImpExp") and IUISC for the supply of $20 million of metering products over the next two years. The products are to be designed and manufactured by IUISC and sold to Holley ImpExp.  Pursuant to the terms of the agreement, delivery of products begins in April 2003. This definitive agreement replaces the two contracts mentioned in the above paragraph.

In February 2001, a complaint was filed by Chuck Nelson in Court of Common Pleas, Mahoning County in Youngstown, Ohio against the Company for a percentage of the total purse amounts paid to boxers in the Company produced boxing event in China in April 2000, and for a percentage of the television revenue generated thereof. The plaintiff is claiming for incidental damages in excess of $2,500 and consequential damages in excess of $100,000. The Company denies all of the rights claimed by Chuck Nelson and will vigorously defend against all of Mr. Nelson's claims.  In May 2002 the Company submitted answers to interrogatories from the plaintiff and such answers demonstrate contradictions to the plaintiff's claims. As of November 2002, the Company's counsel is negotiating with the plaintiff regarding a settlement.

In October 2001, the Company filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 naming the Company including all of its subsidiaries as the defendants in the cross-complaint. The Labor Commission of California in December 2001 issued a judgment against the Company including all of its subsidiaries in the amount of $69,170.58 in favor of the employee. This amount has been accrued as of September 30, 2002.  As of September 30, 2002 the Company has paid approximately $14,000 towards the judgment from the Labor Commission, and is negotiating with the former employee regarding a settlement.

As the parent company, Pacific Systems has agreed to indemnify all of its subsidiaries including PeopleNet from the liabilities of the above two cases including expenses, fees or judgment.

In August 2002, the Company's former publicity agent, filed a complaint against the Company for previously incurred unpaid fees in the amount of approximately $27,000.  The Company is not contesting the complaint and a judgment against the Company for the said amount has been issued by the Superior Court of California in Los Angeles County in September 2002.  This amount was included in accounts payable at September 30, 2002.

In September 2002, two individuals who have made personal loans to the Company filed a complaint against the Company for unpaid principal and interest totaling approximately $103,000.  The Company is not contesting the complaint. During the third quarter the Company recorded expense of $40,000 as a result of this complaint which was included in accounts payable and accrued expenses at September 30, 2002.

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

In June 2001 the Company signed an agreement with ECapital Group, Inc. ("ECapital") to purchase the exclusive licensing and marketing rights to ChiBrow, a safe web browser software for children. Under the terms of the agreement and upon the effectiveness of the spin-off of the PeopleNet from the Company, PeopleNet issued 374,587 shares of common stock, with registration rights, to ECapital in exchange for the worldwide exclusive rights to market and distribute ChiBrow for three years (see Note 1). The Company intends to file a registration statement for such shares immediately after the effectiveness of the spin-off transaction. Pursuant to the terms of the agreement, PeopleNet shall retain 35% of all revenues generated from such marketing efforts and the balance shall be paid to ECapital. The registration for the 374,587 shares of PeopleNet common stock issued to ECapital has not yet been filed as of September 30, 2002.

Note 9 - Industry Segment

The Company operates in one segment, utilities metering devices.  All assets are located in the United States of America.

Note 10 - Subsequent Event

On November 1, 2002, the Company signed an agreement with Holley Import and Export Company of Hangzhou, China ("Holley ImpExp") for the delivery of $20 million of four types of fully electronic and modularly designed electricity meters to China.  The transactions involves Holley ImpExp as the buyer, with products specifically designed and manufactured for the Company and Holley ImpExp by International Utility Information Systems Corporation of Scotts Valley, California ("IUISC").  The total order of $20 million in meters will be divided into five releases to be delivered over a period of approximately two years starting in April 2003.  An affiliate of Holley ImpExp, Holley Holding USA Ltd., is the largest shareholder of the Company.

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

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended September 30, 2002. This discussion should be read in conjunction with the Company's financial statements and notes appearing elsewhere in this report.

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

  We adopt SFAS 142, Goodwill and Other Intangible Assets, in fiscal year 2002 to account for intangible assets.

These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.

Results of Operation

The Company was formed in February 1997 and has a wholly owned subsidiary, ABK, which had no activities in the year 2001 nor the three and nine-month periods ended September 30, 2002. ABK wholly owned AC Media until February 8, 2002 when AC Media was effectively spun-off and became an independent entity with its name changed to PeopleNet International Corporation. In March 2000, the Company signed a Stock Exchange Agreement with BA Networks for the acquisition of 80% of the common stock of BA Networks. The Company's shareholders approved of the acquisition at the Company's Annual Meeting of Shareholders held on September 27, 2000. The owners of BA Networks have agreed to sell an 80% interest in BA Networks to the Company. According to commerce regulation of China, such exchange of ownership needs to be incorporated into a co-operative joint venture ("CJV"). On October 28, 2000 BA Network signed a letter of intent with the Company to set up a "CJV" in China into which all of BA Networks' assets will be transferred. The CJV will be owned 80% by the Company and 20% by BA Networks. The establishment of CJV was approved by the Beijing Municipal Government on December 1, 2000 and the business license was granted on December 20, 2000. As of September 30, 2002, the transfer of assets from BA Networks has not yet been made. Since the Company does not have control of BA Networks until the transfer of assets occurs, the investment in BA Networks was being accounted for as a deposit under the cost method of accounting as of December 31, 2001 at the original purchase price of $450,000.  However, current regulations regarding establishment of a CJV in Beijing require another cash investment of approximately the same amount and the Company does not foresee making such additional investment in the near future.  Therefore a reserve in the amount of $450,000 has been set up to offset the value of the investment on our balance sheet as of June 30, 2002.

In February 2001, the Company signed a 5-year contract with a company in China to deliver up to 1,000,000 units of electronic, multi function meters over a 5-year period. The Company will purchase the meters in U.S. and resell to the buyer. In August 2001, the Company signed an agreement with International Utility Information Systems Corporation of Scotts Valley, California ("IUISC") to develop meters based on agreed specifications. The Company agreed to purchase a minimum of 50,000 units of such developed products in 2002 upon successful compliance with the specifications. $300,000 was paid to IUISC when the agreement was signed and the amount are to be deducted from the purchase of meters in the above-mentioned contract.

On November 1, 2002, the Company signed a definitive agreement with Holley Import and Export Company Ltd. of Hangzhou, China ("Holley ImpExp") and IUISC for the supply of $20 million of metering products over the next two years. The products are to be designed and manufactured by IUISC and sold to Holley ImpExp.  Pursuant to the terms of the agreement, delivery of products begins in April 2003. This definitive agreement replaces the two contracts mentioned in the above paragraph.

Revenues

During the three-month period ended September 30, 2002, our focus was on negotiation for the supply of metering products to China.  We had insignificant amount of revenues for this three-month period.

Costs and Expenses

During the three-month period ended September 30, 2002, we incurred $18,371 in salaries and payroll expenses, $30,472 for rent and $103,642 in general and administrative expenses which included legal and accounting expenses.  Interest expense for the period was $581.  Total expenses for the same period in 2001 were only $237,098 due to the fact that the expenses incurred by PeopleNet which was spun-off from the Company on February 8, 2002 were included in "Loss of discontinued operations".

As a result of foregoing factors, our net loss was ($171,775) for the three-month period ended September 30, 2002 as compared to ($1,310,504) for the same period in 2001 which included ($1,086,465) in loss from discontinued operations. Net loss per share decreased to ($0.006) for this period as compared to ($0.049) for the same period in 2001, while weighted average number of shares increased to 27,749,897 from 26,836,113 of the same period last year.

Liquidity and Capital Resources

Stockholders' equity decreased to a negative ($1,504,288) at September 30, 2002 included in which was the effect due to the spin-off distribution of PeopleNet from the Company as of February 8, 2002.Cash increased for the three months ended September 30, 2002 by $1,906 while cash utilized for operations for this three-month period was ($103,646). Cash from financing activities was an increase of $105,552.

The Company has historically financed its operating and capital outlays primarily through sales of common stock, loans from stockholders and other third parties and bank financing.  The Company's largest shareholder, Holley Holding USA, has provided the funds to the Company in terms of an unsecured loan with no interests, for the Company operational needs.  However, there is no assurance that Holley Holding USA will continue to assist the Company in the future. The Company is focusing on the execution of the signed contract for delivery of metering products to China, as described under the heading Results of Operation. The Company may be able to generate enough positive cash flow to sustain its operations if it is successful in delivering such products to China. The Company originally anticipated delivering products in the second half of 2002; however, due to delays in finalizing the terms of the contract, the Company's delivery of products shall not begin until April 2003.

A payable in the amount of $332,954 was set up to account for payables that were included in the financial statements of PeopleNet International Corporation as a result of the spin-off transaction.  As part of the spin-off the Company agreed to reimburse PeopleNet for these liabilities. Approximately $19,000 of the liabilities were paid in the quarter ended September 30, 2002.

Item 3. Controls and Procedures

Based on their most recent review, which was completed within 90 days of the filing of this report, the Company's principal executive officer and principal financial officer has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In February 2001, a complaint was filed by Chuck Nelson in Court of Common Pleas, Mahoning County in Youngstown, Ohio against the Company for a percentage of the total purse amounts paid to boxers in the Company produced boxing event in China in April 2000, and for a percentage of the television revenue generated thereof. The plaintiff is claiming for incidental damages in excess of $2,500 and consequential damages in excess of $100,000. The Company denies all of the rights claimed by Chuck Nelson and will vigorously defend against all of Mr. Nelson's claims. In May 2002 the Company submitted answers to interrogatories from the plaintiff and such answers demonstrate contradictions to the plaintiff's claims. As of November 2002, the Company's counsel is negotiating with the plaintiff regarding a settlement.

In October 2001, the Company filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 naming the Company including all of its subsidiaries as the defendants in the cross-complaint. The Labor Commission of California in December 2001 issued a judgment against the Company including all of its subsidiaries in the amount of $69,170.58 in favor of the employee. This amount has been accrued as of September 30, 2002.  Pacific Systems Control Technology has agreed to indemnify all of its subsidiaries including PeopleNet from the liabilities of these two cases including expenses, fees or judgment. As of September 30, 2002 the Company has paid approximately $14,000 towards the judgment from the Labor Commission, and is negotiating with the former employee regarding a settlement.

In August 2002, the Company's former publicity agent, filed a complaint against the Company for previously incurred unpaid fees in the amount of approximately $27,000.  The Company is not contesting the complaint and a judgment against the Company for the said amount has been issued by the Superior Court of California in Los Angeles County in September 2002. This amount was included in accounts payable at September 30, 2002.

In September 2002, two individuals who have made personal loans to the Company filed a complaint against the Company for unpaid principal and interest totaling approximately $103,000.  The Company is not contesting the complaint. During the third quarter the Company recorded expense of $40,000 as a result of this complaint which was included in accounts payable and accrued expenses at September 30, 2002.

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

Item 4. Submission of Matters to a Vote of Security Holders.    None

Item 5. Other Information.  None

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 99.1  Certification pursuant to the Sarbanes-Oxley Act of 2002

There were no reports on Form 8-K filed during the three-month period ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on November 14, 2002 by the undersigned, thereunto duly authorized.

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.

(Registrant)

By: /s/ Anthony K. Chan
------------------------------
Anthony K. Chan
Chief Executive Officer & Chief Financial Officer

CERTIFICATIONS

I, Anthony K. Chan, Chief Executive Officer and Chief Financial Officer of Pacific Systems Control Technology, Inc., certify that:

1. I have reviewed this quarterly report an Form 10-QSB of Pacific Systems Control Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying Officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as pf the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Anthony K. Chan
Anthony K. Chan
Chief Executive Officer and Chief Financial Officer