Form 10KSB
period 2002-12-31
PACIFIC SYSTEMS CONTROL TECHNOLOGY INC
filed 2003-04-15
CIK 1034840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

1600 Adams Drive
Menlo Park, California 94025
(Address of Principal Executive Offices including Zip Code)

(650) 688-5990
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of the class	Name of each exchange on which registered
Common Stock, $ .0001 par value	None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB.    [X]

      Revenues for its most recent fiscal year: $0

      Aggregate market value of common stock held by nonaffiliates at March 31, 2003: $1,144,586

      Number of shares of common stock outstanding at March 31, 2003: 28,024,371

DOCUMENTS INCORPORATED BY REFERENCE:      None.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.

2002 ANNUAL REPORT ON FORM 10-KSB

INDEX

PART I

Item 1. Description of Business

General

Pacific Systems Control Technology, Inc. (formerly American Champion Entertainment, Inc.) is a Delaware company with its headquarter in 1600 Adams Drive, Menlo Park, California and incorporated on February 5, 1997. The Company was formed as a holding company for its wholly-owned subsidiary, American's Best Karate, a California corporation ("ABK"), formed in June 1991. ABK wholly owns American Media, Inc., a Delaware Corporation ("AC Media"), formed in February 1997. AC Media wholly owns American Champion Marketing Group, a Delaware corporation ("AC Marketing") formed in July 1999. Unless indicated otherwise, references the "Company" herein shall include ABK, AC Media and AC Marketing.

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

In 2001, we signed a contract with Utility Systems Corporation, a California company, for the development and customization of key electronic components of a meter specially designed for the Chinese market. Of the $2 million dollars in developmental cost to be paid to Utility Systems Corp by the Company, $300,000 was paid as of December 31, 2001. The amount has been written off in the accompanying financial statements as recovery of such asset is not certain.

In the fourth quarter of 2002, we signed an agreement with the Zhejiang Holley Import and Export Company of China for the delivery of up to $20 million of four types of electronic meters to China over two years. However, there is no assurance that we will be able to commence the delivery of the meters within the year 2003.

Spin-off Distribution of Subsidiary

AC Media is a media production company and AC Marketing is a marketing company. Through AC Media and AC Marketing, the Company was involved in (i) the development, production and marketing of "ADVENTURES WITH KANGA RODDY", a television program aimed at pre-school and primary school children (the "Kanga Roddy Series"), (ii) the licensing of merchandising rights related to Kanga Roddy Series, (iii) the development, production and marketing of various audio tapes, video tapes and workbooks that specialize in fitness information, and (iv) acquire the licensing rights to other intellectual properties. ABK and AC Marketing had no activities in the year 2002.

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

In December 2000, we signed a licensing agreement with World Channel, Inc. of South San Francisco, California, for a five-year worldwide licensing and distribution of the Kanga Roddy TV program and its related video and audio products. Pursuant to terms of the agreement, World Channel has the exclusive right to license such products of the Kanga Roddy program and shall pay PeopleNet $600,000 in licensing fees per year from 2001 through 2005, or a total of $3 million. Royalties under pre-existing agreements are assigned to World Channel. In connection with the distribution of our stock by Pacific Systems Control Technology, we entered into an agreement with Pacific Systems pursuant to which we agreed that all future cashflow related to the Kanga Roddy series and its intellectual property that will be generated from the licensing agreement with World Channel shall be allocated between the two companies on a 50/50 basis. Pursuant to this agreement, PeopleNet will pay Pacific Systems 50% of the cash we receive in the future from World Channel. All revenue under this agreement will be earned and recorded by PeopleNet, with 50% of the cash received used as repayment of the note payable to Pacific Systems. Since only partial payment from World Channel was received during the year 2001 and that the collectibility of additional payments are not assured, we have determined to record only $450,000 in revenues at that end of the year 2001 and we may not recognized any additional revenues from this licensing agreement in the future until payments are actually received. There had been no payment received from this licensing agreement in the year 2002.

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

Listing of PeopleNet and Pacific Systems

The shares of PeopleNet common stock issued in the Distribution are not currently trading on any exchange and PeopleNet does not anticipate the shares to be traded on any exchange within the year 2003.

Pacific Systems common stock (i.e. the "old" Pacific Systems common stock) continues to trade on the OTC:BB.

Acquisition

In March 2000, the Company signed a Stock Exchange Agreement with BA Networks for the acquisition of 80% of the common stock of BA Networks. The Company's shareholders approved of the acquisition at the Company's Annual Meeting of Shareholders held on September 27, 2000. The owners of BA Networks have agreed to sell an 80% interest in BA Networks to ACEI. According to commerce regulation of China, such exchange of ownership needs to be incorporated into a co-operative joint venture ("CJV"). On October 28, 2000 BA Network signed a letter of intent with ACEI to set up a "CJV" in China into which all of BA Networks' assets will be transferred. The CJV will be owned 80% by ACEI and 20% by BA Networks. The establishment of CJV was approved by the Beijing Municipal Government on December 1, 2000 and the business license was granted on December 20, 2000. As of December 31, 2002, the transfer of assets from BA Networks has not yet been made. Since the Company does not have control of BA Networks until the transfer of assets occurs, the investment in BA Networks is being accounted for as a deposit under the cost method of accounting as of December 31, 2001 at the original purchase price of $450,000. However, current regulations regarding establishment of a CJV in Beijing require another cash investment of approximately the same amount and the Company does not foresee making such additional investment in the near future. Therefore a reserve in the amount of $450,000 has been set up to offset the value of the investment on the financial statements at December 31, 2002.

Employees

As of March 31, 2003, the Company employed 2 employees on a full-time basis, all of which are management.

Item 2. Description of Property

The Company leases approximately 400 square feet of space for our Menlo Park, California office pursuant to a month-to-month lease at approximately $700 per month.

Item 3. Legal Proceedings

In February 2001, a complaint was filed by Chuck Nelson in Court of Common Pleas, Mahoning County in Youngstown, Ohio against Pacific Systems for a percentage of the total purse amounts paid to boxers involved in the boxing event in China in April 2000, and for a percentage of the television revenue generated thereof. The plaintiff is claiming for incidental damages in excess of $2,500 and consequential damages in excess of $100,000. Pacific Systems denies all of the rights claimed by Chuck Nelson and will vigorously defend against all of Mr. Nelson's claims. In May 2002 Pacific Systems submitted answers to interrogatories from the plaintiff and such answers demonstrate contradictions to the plaintiff's claims. As of December 31, 2002, Pacific Systems' counsel is negotiating with the plaintiff regarding a settlement.

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. On April 15, 2002, judgment was entered against Pacific Systems and its subsidiaries in the amount of $70,527. As of December 31, 2002, $56,727 was still outstanding on the judgment. On February 11, 2003, Pacific Systems and its subsidiaries entered into a global settlement and mutual release of all claims with the former employee. Under the agreement, the cross-defendants, including the Company, will pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of March 31, 2003, the outstanding balance under the settlement agreement was $84,000.

In August 2002, the Company's former publicity agent, filed a complaint against the Company for previously incurred unpaid fees in the amount of $27,380.  The Company did not contesting the complaint and a judgment against the Company for the said amount plus interest and costs totaling $31,075 has been issued by the Superior Court of California in Los Angeles County in February 2003.

In September 2002, two individuals who have made personal loans to the Company filed a complaint against the Company for unpaid principal and interest totaling $103,025.  The Company did not contest the complaint and a judgment against the Company for the said amount plus interest and costs totaling $128,368 has been issued by the Superior Court of California in Santa Clara in February 2003.

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

Common Stock:	High	Low

2001
First Quarter	$ 0.844	$ 0.219
Second Quarter	$ 0.313	$ 0.130
Third Quarter	$ 0.210	$ 0.080
Fourth Quarter	$ 0.150	$ 0.050

2002
First Quarter	$ 0.120	$ 0.060
Second Quarter	$ 0.280	$ 0.060
Third Quarter	$ 0.190	$ 0.100
Fourth Quarter	$ 0.170	$ 0.050

2003
First Quarter	$ 0.080	$ 0.040

Item 6. Management's Discussion and Analysis or Plan of Operation

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the one-year period ended December 31, 2002. This discussion should be read in conjunction with the Company's consolidated financial statements and notes appearing elsewhere in this report.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.

The adoption of above pronouncements, did not materially impact the Company's financial position or results of operations.

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on our earnings or financial position.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. This statement will not have a material impact on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 would have a material impact, if any, on its financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The Companies do not expect the adoption of SFAS No. 148 would have a material impact on its financial position or results of operations or cash flows.

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

Results of Operation

The Company was formed in February 1997 and has a wholly owned subsidiary, ABK, which had no activities in the year 2002. In March 2000, the Company signed a Stock Exchange Agreement with BA Networks for the acquisition of 80% of the common stock of BA Networks. The Company's shareholders approved of the acquisition at the Company's Annual Meeting of Shareholders held on September 27, 2000. The owners of BA Networks have agreed to sell an 80% interest in BA Networks to the Company. According to commerce regulation of China, such exchange of ownership needs to be incorporated into a co-operative joint venture ("CJV"). On October 28, 2000 BA Network signed a letter of intent with the Company to set up a "CJV" in China into which all of BA Networks' assets will be transferred. The CJV will be owned 80% by the Company and 20% by BA Networks. The establishment of CJV was approved by the Beijing Municipal Government on December 1, 2000 and the business license was granted on December 20, 2000. As of December 31, 2002, the transfer of assets from BA Networks has not yet been made. Since the Company does not have control of BA Networks until the transfer of assets occurs, the investment in BA Networks is being accounted for as a deposit under the cost method of accounting as of December 31, 2001 at the original purchase price of $450,000. However, current regulations regarding establishment of a CJV in Beijing require another cash investment of approximately the same amount and the Company does not foresee making such additional investment in the near future. Therefore a reserve in the amount of $450,000 has been set up to offset the value of the investment on the financial statements at December 31, 2002.

Revenues

During the year ended December 31, 2002, we focused on the negotiation and execution of an agreement to supply electronic meters to China and we concluded the agreement in November 2002. We had no revenue for the year ended December 2002 and very insignificant revenue in 2001.

Costs and Expenses

Our expenses for salaries and payroll taxes were $99,785 for the year 2002 as compared to $14,016 for 2001, as management continued to receive no cash salary payment for 2002 while one technical staff was added. Total selling, general and administrative expenses was $283,172 for 2002, decreased from $476,216 in 2001 due to the absence of TV series marketing and other entertainment business related activities in the year 2002. Travel and entertainment expenses were also kept to a minimum during this period.

Interest expense was $36,540 in 2002 as compared to $26,614 in 2001.

The Company paid a deposit of $300,000 in the year 2001 to an outside vendor as part of the commitment for the purchase of metering devices. The Company did not receive the meter through December 31, 2002 and has written off the deposit in the year ended December 31, 2002.

The investment in BA Networks was being accounted for as a deposit under the cost method of accounting as of December 31, 2001 at the original purchase price of $450,000. However, current regulations regarding establishment of a CJV in Beijing require another cash investment of approximately the same amount and the Company does not foresee making such additional investment in the near future. Therefore a reserve in the amount of $450,000 has been set up to offset the value of the investment on the financial statements at December 31, 2002. The Company had loss from discontinued operation of $4,529,312 for the year 2001 primarily incurred by the subsidiary PeopleNet International Corporation, formerly called American Champion Media, Inc.

As a result of foregoing factors, our net loss was ($1,546,957) for the year ended December 31, 2002 as compared to ($5,170,694) for the year ended December 31, 2001. Net loss per share decreased to ($0.06) in 2002 from ($0.19) in 2001, while weighted average number of shares increased to 27,693,516 in 2002 from 26,739,018 in 2001.

Liquidity and Capital Resources

Stockholders' equity decreased to a negative ($2,019,790) at December 31, 2002 from a negative ($132,932) at the end of 2001. The spin-off distribution of PeopleNet from the Company was completed as of February 8, 2002.

Cash decreased for the twelve months ended December 31, 2002 by $504,554. Cash utilized for operations for the twelve months ended December 31, 2002 was ($523,688) mainly due to net loss for the year. There was no cash used for investing activities for the same period, and cash from financing activities was an increase of $19,134 which resulted from loans from related parties and exercise of stock options.

The Company has historically financed its operating and capital outlays primarily through sales of common stock, loans from stockholders and other third parties and bank financing.  For the year 2002 the Company's largest shareholder, Holley Holding USA, has provided the funds to the Company in terms of an unsecured loan with no interests, for the Company operational needs.  However, there is no assurance that Holley Holding USA will continue to assist the Company in the future.

Accounts payable and accrued expenses as of December 31, 2002 was $703,029 as compared to $634,783 for 2001. Loans payable to related parties as of December 31, 2002 was $899,500 as compared to $810,745 for 2001.

The Company has a term loan with Wells Fargo Bank at 7% interest rate and the balance as of December 31, 2002 is approximately $20,000. Other than such loan, the Company does not presently maintain any other borrowing facility or have any indebtedness to financial institutions.

Item 7. Financial Statements

The consolidated financial statements of the Company and subsidiaries and independent auditors' reports are filed herewith on pages 21 through 42 of this report.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company dismissed its independent public accountant, Moss Adams LLP, effective as of February 26, 2003. The Company's Board of Directors approved such decision. Moss Adams LLP's report for the 12-month period ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, except for going concern, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. Furthermore, during such period and the subsequent interim period preceding February 26, 2003, there were no disagreements with Moss Adams LLP within the meaning of Instruction 4 to Item 304 of Regulation S-B under the Securities Exchange Act of 1934 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moss Adams LLP, would have caused him to make reference in connection with his opinion to the subject matter of the disagreement in connection with any report he might have issued.

On February 26, 2003, the Company engaged Kabani & Company, Inc. as its independent public accountants. The Company has not previously consulted with Kabani & Company, Inc. regarding any matter, including but not limited to:

* the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or

* any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-B).

PART III

Item 9. Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16 (a) of the Exchange Act

As of December 31, 2002 the directors, executive officers and controlling persons of the Pacific Systems Control Technology, Inc. are:

Name	Age	Position with the Company	Since
Licheng Wang	41	Chairman and Director	2001
Robert E. Larson	64	Director	2001
Anthony K. Chan*	48	Director, Chief Executive Officer	1997
Yuen Kong	51	President	2001

* Mr. Chan resigned from the Board of Directors and from the position of Chief Executive Officer as of February 12, 2003.

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

Anthony K. Chan. Mr. Chan has served as President, Chief Executive Officer, and a Director of American Champion Entertainment, Inc. since February 1997, and has served as our Chief Executive Officer, Chairman and Director since 1997. From 1985 to 1990, Mr. Chan served as the Director of Chinese Affairs for the Eisenberg Company, a diversified business enterprise, where Mr. Chan's principal duty was to negotiate contracts in the People's Republic of China. Prior to 1985, Mr. Chan was employed by the Bank of America NT & SA as an economic forecaster. Mr. Chan received his MBA from the University of California at Berkeley. Mr. Chan resigned from the Board of Directors and from the position of Chief Executive as of February 12, 2003.

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

Item 10. Executive Compensation

The following table sets forth certain summary information with respect to the compensation paid to the Company's Chief Executive Officer and President, and the Company's Chairman of the Board, for services rendered in all capacities to the Company for the period through December 31, 2002. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

Name	Position	Year	Salary	Other Compensation	Bonus	Long-Term Compensation
						Awards		Payouts
						Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs(#)(1)	LTIP Payout($)	All Other Compensation ($)
Anthony Chan	Chief Executive Officer	2002 2001 2000	$0 $12,350 $135,000	---- ---- ----	---- ---- ----	---- ---- 250,000	200,000 ---- 335,000	---- ---- ----	---- ---- ----
Yuen Kong	President	2002 2001	---- ----	---- ----	---- ----	---- ----	200,000 300,000	---- ----	---- ----
Licheng Wang	Chairman of the Board	2002 2001	---- ----	---- ----	---- ----	---- ----	200,000 ----	---- ----	---- ----

(1) Options were granted under the 1997 Stock Plan, and adjusted for the 1:4 reverse split of the company's common stock on January 4, 2000.

Stock Options Grants And Exercises
Option/SAR Grants within 2002
Option/SAR Grants in Last Fiscal Year

Individual Grants
Name	Number of Securities Underlying Option Granted (#) Adjusted for 1:4 reverse split	% of Total Options Granted to all persons in Fiscal Year	Exercise or Base Price ($/Sh) Adjusted for 1:4 reverse split	Expiration Date
Anthony K. Chan	200,000	12%	$0.09	11/01/2006
Yuen Kong	200,000	12%	$0.09	11/01/2006
Robert E. Larson	200,000	12%	$0.09	11/01/2006
Licheng Wang	200,000	12%	$0.09	11/01/2006

The following table shows the value at December 31, 2002 of unexercised options held by the named executive officers:

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values (Adjusted for 1:4 reverse split of the company's common stock on January 4, 2000).

			Number of securities underlying unexercised options at fiscal year-end (#)	Value of unexercised in-the-money options at fiscal year-end ($)
Name	Shares acquired on exercise (#)	Value Realized ($)	Exercisable/ unexercisable	Exercisable/ unexercisable*
Anthony Chan, Chief Executive Officer and Director	0	0	830,000 / 0	$0 / $0
Robert E. Larson, Director	0	0	474,212 / 0	$0 / $0
Yuen Kong, President	0	0	500,000 / 0	$0 / $0
Licheng Wang, Chairman of the Board	0	0	200,000 / 0	$0 / $0

---------------------------

* Assumes a fair market value of $0.07 per share at the close of December 31, 2002.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of December 31, 2002, certain information with respect to stock ownership of (i) all persons known by the Company to be beneficial owners of 5% or more of its outstanding shares of Common Stock; (ii) each director; and (iii) all directors and officers as a group.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock	Percentage of Common Stock Ownership***
Holley Holding (USA) Ltd.	13,717,045	48.95%
Licheng Wang (Director)	200,000 (2)	***
Robert E. Larson (Director)	474,212 (3)	1.66%
Anthony K. Chan (Director)	1,206,485 (4)	4.18%
Yuen Kong (President)	500,000 (5)	1.75%
All officers and directors as a group (4 persons)	2,380,697 (6)	7.93%

_______________________

*** Represents less than one percent.

(1) The addresses for the directors and executive officers is c/o Pacific Systems Control Technology, Inc., 1600 Adams Drive, Menlo Park, California 94025.

(2) Includes 200,000 shares subject to presently exercisable options granted under our 1997 Stock Option Plan.

(3) Includes 474,212 shares subject to presently exercisable options granted under our 1997 Stock Option Plan.

(4) Includes 830,000 shares subject to presently exercisable options granted under our 1997 Stock Option Plan.

(5) Includes 500,000 shares subject to presently exercisable options granted under our 1997 Stock Option Plan.

(6) Includes an aggregate of 2,004,212 shares subject to presently exercisable options granted under our 1997 Stock Option Plan.

Item 12. Certain Relationships and Related Transactions

As of December 31, 2002, the Company received unsecured and non-interest bearing loans from Holley Holding USA totaling $899,500.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

See Index to Exhibits at pages 42 to 45 of this Form 10-KSB.

(b) Reports on Form 8-K

The Company filed on Form 8-K, dated November 1, 2002, to report on the execution of an agreement with Holley Import and Export Company of Hangzhou, China ("Holley ImpExp") for the delivery of $20 million of four types of fully electronic and modularly designed electricity meters to China.

The Company filed on Form 8-K, dated March 3, 2003, to report on the change of independent auditors.

Item 14. Controls and Procedures

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
/s/ Julin Mao
Julin Mao
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By: /s/ Julin Mao Julin Mao	Chief Executive Officer (Principal Executive Officer)	April 15, 2002
By: /s/ Licheng Wang Licheng Wang	Chairman of the Board and Director	April 15, 2002
By: /s/ Robert E. Larson Robert E. Larson	Director	April 15, 2002

CERTIFICATIONS

We, Julin Mao, Chief Executive Officer and Dexter Fong, Chief Financial Officer of Pacific Systems Control Technology, Inc., certify that:

1. We have reviewed this annual report on Form 10-KSB of Pacific Systems Control Technology, Inc.;

2. Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying Officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as pf the Evaluation Date;

5. The registrant's other certifying officers and we have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and we have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Julin Mao
Julin Mao
Chief Executive Officer

/s/ Dexter Fong
Dexter Fong
Chief Financial Officer

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
Pacific Systems Control Technology, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Pacific Systems Control Technology, Inc., a Delaware corporation and Subsidiaries, (the "Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Systems Control Technology, Inc. and Subsidiaries as of December 31, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $30,042,541 and the Company's total liabilities exceeded the total assets by $2,019,790 as of December 31, 2002. These and other factors as discussed in Note 19 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 19. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

/s/ Kabani & Company, Inc.

Fountain Valley, California
March 7, 2003

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Pacific Systems Control Technology, Inc.
And Subsidiaries:

We have audited the accompanying consolidated balance sheet of Pacific Systems Control Technology, Inc., and Subsidiaries (the "Company"), as of December 31, 2001, and the related consolidated statements operations, stockholders' equity and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, based on our audit, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and the results of its operations and cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. We have not audited the financial statements of Pacific Systems Control Technology, Inc. for any period subsequent to December 31, 2001.

The accompanying financial statements have not been prepared assuming that the Company will continue as a going concern. The Company had limited cash reserves at December 31, 2001 and based on management's current cash flow estimates, will not have sufficient cash to meet obligations over the next twelve months without additional sources of capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

MOSS ADAMS LLP

/s/ Moss Adams LLP

San Francisco, California
March 6, 2002

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEET

                                             December 31
                                             -----------
                                                 2002
                                             -----------
ASSETS
  Cash                                       $       -
  Accounts receivable, net of allowance of
    doubtful accounts                                -
  Prepaid expenses                                   -
  Property and equipment, net                     14,568
  Investments                                        -
  Other assets                                       -
                                             -----------
    Total assets                             $    14,568
                                             ===========

LIABILITIES
  Accounts payable and accrued expenses      $   703,029
  Due to related parties                         317,541
  Advances from related parties                  899,500
  Notes payable                                   99,690
  Other current liabilities                       14,598
                                             -----------
    Total liabilities                          2,034,358
                                             -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value;
    10,000,000 shares authorized             $       -
  Common stock, $0.0001 par value;
    100,000,000 shares authorized;
    28,024,371 shares issued and outstanding
    at December 31, 2002                           2,803
  Additional paid-in capital                  28,341,948
  Note receivable                               (322,000)
  Accumulated deficit                        (30,042,541)
                                             -----------
    Total stockholders' equity                (2,019,790)
                                             -----------
                                             $    14,568
                                             ===========

The accompanying notes are an integral part of these consolidated financial statements..

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

                                                Year Ended December 31,
                                              --------------------------
                                                  2002           2001
                                              -----------    -----------
REVENUE
  Film income and sponsorship fees            $       -      $       132
                                              -----------    -----------
    Total revenue                                     -              132
                                              -----------    -----------

COSTS AND EXPENSES
  Salaries and payroll taxes                       99,785         14,016
  Rent                                            213,586        102,985
  General and administrative                      283,172        476,216
                                              -----------    -----------
    Total costs and expenses                      596,543        593,217
                                              -----------    -----------

LOSS FROM OPERATIONS                             (596,543)      (593,085)
                                              -----------    -----------

NON-OPERATING INCOME (EXPENSES)
  Other income                                      7,909          6,550
  Interest expense                                (36,540)       (26,614)
  Litigation                                     (140,000)           -
  Write-off of investments                       (462,029)       (16,565)
  Write-off of deposit                           (300,000)           -
  Loss on disposal of property and equipment      (18,954)           -
                                              -----------    -----------
  Total non-operating income (expenses)          (949,614)       (36,629)
                                              -----------    -----------

LOSS FROM CONTINUING OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES                   (1,546,157)      (629,714)

PROVISION FOR INCOME TAXES                            800         11,668
                                              -----------    -----------
NET LOSS FROM CONTINUING OPERATIONS            (1,546,957)      (641,382)

LOSS FROM DISCONTINUED OPERATIONS                     -       (4,529,312)
                                              -----------    -----------
NET LOSS                                      $(1,546,957)   $(5,170,694)
                                              ===========    ============

BASIC & DILUTED WEIGHTED AVERAGE NUMBER OF
  COMMON STOCK OUTSTANDING                     27,693,516     26,739,018
                                              ===========    ===========
Basic and diluted loss per share,
  continuing operations                       $    (0.06)    $    (0.01)

Basic and diluted loss per share,
  discontinued operations                     $     0.00     $    (0.17)
                                              -----------    -----------
Basic and diluted loss per share, net income  $    (0.06)    $    (0.19)
                                              ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                           Common Stock
                        -----------------   Additional                                 Total
                         Number              Paid-In        Note      Accumulated   Stockholders'
                        of shares  Amount    Capital     Receivable     Deficit        Equity
                        ---------  ------  -----------   ----------  -------------  ------------
Balance,
December 31, 2000       9,405,866  $  941  $24,464,507   $      -    $(23,925,099)  $  540,349

Common stock issued
for investment            800,000      80      149,920          -             -        150,000

Issuance of common stock  137,500      14       21,986          -             -         22,000

Issuance of common stock
for services              135,000      14       19,966          -             -         19,980

Exercise of common stock
options                 1,000,000     100      299,900          -             -        300,000

Conversion of debentures
to common stock        13,872,005   1,387    2,836,358          -             -      2,837,745

Common stock issued in
connection with conver-
sion of debentures      2,250,000     225      310,939          -             -        311,164

Redemption of common
stock                     (26,000)     (3)     (19,791)         -             -        (19,794)

Original issue discount
written off upon con-
version of debentures         -         -     (529,184)         -             -       (529,184)

Warrants issued in connec-
tion with conversion of
debentures                    -         -      376,998          -             -        376,998

Options issued in connec-
tion with conversion of
debentures                    -         -      635,285          -             -        635,285

Options to purchase common
stock issued for services     -         -       93,219          -             -         93,219

Capital contribution          -         -      300,000          -             -        300,000

Net loss for the year         -         -          -            -      (5,170,694)  (5,170,694)
                       ----------  ------  -----------   ----------  ------------  -----------
Balance as of
December 31, 2001      27,574,371  $2,758  $28,960,103  $       -    $(29,095,793)  $ (132,932)
                       ==========  ======  ===========  ===========  ============  ===========

Spin-off of subsidiary        -       -       (678,881)         -         600,209      (78,672)

Receivable from related
party                         -       -            -       (322,000)          -       (322,000)

Issuance of common stock
for services              240,000      24       23,976          -             -         24,000

Exercise of common stock
options                   210,000      21       20,979          -             -         21,000

Issuance of common stock
options for compensation      -       -         15,771          -             -         15,771

Net loss for the year         -       -            -            -      (1,546,957)  (1,546,957)
                       ----------  ------  -----------   ----------  ------------  ------------
Balance as of
December 31, 2002      28,024,371  $2,803  $28,341,948  $  (322,000) $(30,042,541) $(2,019,790)
                       ==========  ======  ===========  ===========  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      Year Ended December 31,
                                                    --------------------------
                                                        2002          2001
                                                    -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                          $(1,546,957)  $(5,170,694)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Allowance for doubtful accounts                       -         128,500
      Amortization and reserve of film cost                 -       3,945,000
      Depreciation and amortization                       4,034        73,957
      Bad debts                                             -         361,256
      Inventory write-off                                   -          15,412
      Deposit write-off                                 300,000           -
      Loss on investments                               462,029        16,565
      Common stock issued in lieu of services            24,000           -
      Common stock options issued in lieu of services    15,771       118,251
      Loss on sale of property and equipment             18,954        38,361
      (Increase)/decrease in current assets
         Accounts receivable                            172,736      (302,343)
         Prepaid expenses and other                       2,448        (2,448)
         Inventory                                          -             256
      Increase/(decrease) in current liabilities
         Accrued expenses                                82,867       152,163
         Other                                          (59,570)          -
                                                    -----------   ------------
      Net cash used in operating activities            (523,688)     (625,764)
                                                    -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                     -          (7,568)
  Payments for film costs                                   -           5,000
  Increase in deposit                                       -        (300,000)
                                                    -----------   -----------
      Net cash used for investing activities                -        (302,568)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans from related parties               84,296       774,745
  Proceeds on notes payable                             (86,162)       50,626
  Redemption of common stock                                -         (19,794)
  Proceeds from exercise of stock options                21,000       300,000
  Cash received from shares issued                          -          22,000
  Capital contribution                                      -         300,000
                                                    -----------   -----------
      Net cash provided by financing activities          19,134     1,427,577
                                                    -----------   -----------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS     (504,554)      499,245

CASH & CASH EQUIVALENTS, BEGINNING BALANCE              504,554         5,309
                                                    -----------   -----------
CASH & CASH EQUIVALENTS, ENDING BALANCE             $       -     $   504,554
                                                    ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the period for

    Interest                                        $     3,007   $    27,088
                                                    ===========   ===========
    Foreign and state income taxes                  $     6,847   $       900
                                                    ===========   ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES

  Long-term debt converted to equity                $       -     $ 2,837,745
                                                    ===========   ===========
  Common stock and warrants issued related
    to services                                     $    24,000   $    19,980
                                                    ===========   ===========
  Options granted related to services               $    15,771   $    93,219
                                                    ===========   ===========
  Common stock and warrants issued related
    to redemption of debentures                     $       -     $   946,449
                                                    ===========   ===========
  Common stock options issued related to
    redemption of debentures                        $       -     $   376,998
                                                    ===========   ===========
  Common stock issued for investment                $       -     $   150,000
                                                    ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

Note 1 - Nature of Operations and Spin-off of Subsidiary

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Pacific Systems Control Technology, Inc., a Delaware corporation (the "Company") and its wholly owned subsidiary, America's Best Karate ("ABK"), which owned 100% of PeopleNet International Corporation (formerly known as American Champion Media, Inc. or "AC Media") until February 8, 2002 when AC Media was effectively spun-off from the Company and became an independent entity, and American Champion Marketing ("AC Marketing"), which is a wholly owned subsidiary of AC Media. There was no activity in AC Marketing during 2002 and. All significant intercompany accounts and transactions have been eliminated in consolidation.

In August 2001, the Company changed its name from American Champion Entertainment, Inc. to Pacific Systems Control Technology, Inc. AC Media also changed its name to PeopleNet International Corporation ("PeopleNet").

Spin-off

On June 22, 2001, the Company approved a plan to spin-off PeopleNet to the shareholders as a tax-free distribution. The spin-off became effective in January 2002 and all shares were distributed to the above parties on February 8, 2002. As part of this plan, the advances PeopleNet made to ABK were offset against the amounts due to the Company, the net amount was converted to additional paid-in-capital of PeopleNet (note 18).

Nature of Operations

The Company is engaged in the development and sale of utilities meter products and technology. This is a new line of business for the Company. The Company expects to generate revenues from these operations beginning in 2003.

Cash and Cash Equivalents

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

Concentrations of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The Company places its cash with financial institutions deemed by management to be of high credit quality. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk.

Revenue Recognition

Revenue from certain licensing programs is recorded when license agreement has been executed, the software has been delivered or shipped, the fee is determined and the customer is invoiced. The Company has adopted the provisions of Statements of Position 97-2 and 98-4 and SEC Staff Accounting Bulletin 101. Revenue from licensing agreements is not significant for the year ended December 31, 2002.

Revenue from films is recognized on delivery of each master. Film costs are amortized using the individual-film-forecast-computation method, which amortizes costs in the ratio that current gross revenues bear to anticipated total gross revenues from all sources. Management periodically reviews its estimates of future revenues for each master and if necessary a revision is made to amortization rates and a write down to net realizable value may occur. There is no revenue from films for the year ended December 31, 2002.

There was no revenue generated from the development and sale of utilities meter products and technology for the years ended December 31, 2002 and 2001.

Research and Development

Expenditures for software development costs during the preliminary stage and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The period between achieving technological feasibility and the general availability of such software has been short. Consequently, costs otherwise capitalizable after technological feasibility is achieved are generally expensed because they are insignificant.

Stock-based compensation

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Valuation of shares for services is based on the estimated fair market value of the services performed.

Income Taxes

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

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Fair Values of Financial Instruments

The carrying values of cash, receivables, accounts payable and short-term borrowings approximate fair value due to the short maturity of these instruments. The carrying values of long-term obligations approximate fair value since the interest rates either fluctuate with the lending banks' prime rates or approximate market rate. None of the financial instruments are held for trading purposes.

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment.

Recent pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.

The adoption of above pronouncements, did not materially impact the Company's financial position or results of operations.

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company does not anticipate that adoption of SFAS 145 will have a material effect on our earnings or financial position.

In June 2002, the FASB issued SFAS No. 146 " Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. This statement will not have a material impact on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 would have a material impact, if any, on its financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The Companies do not expect the adoption of SFAS No. 148 would have a material impact on its financial position or results of operations or cash flows.

Reclassifications

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

Note 2 - Discontinued operations

During 2002 the Company ceased its studio and film operations. Accordingly, the operations related to the Company's studio and film operations have been presented as discontinued operations in the accompanying financial statements.

Note 3 - Property and Equipment

Property and equipment as of December 31, 2002 composed of following:

Furniture and fixtures                              $   34,255
Equipment                                               34,769
Vehicles                                                13,800
                                                    ----------
                                                        82,824
Less accumulated depreciation and amortization          68,256
                                                    ----------
                                                    $   14,568
                                                    ==========

Depreciation expense was $4,034 and $73,957 for the years ended December 31, 2002 and 2001, respectively.

Note 4 - Write-off of deposit & investment

The Company paid a deposit of $300,000 to an outside vendor as part of the commitment for the purchase of metering devices. The Company did not receive the meter through December 31, 2002 and has written off the deposit in the year ended December 31, 2002.

In March 2000, the Company signed a Stock Exchange Agreement with BA Networks for the acquisition of 80% of the common stock of BA Networks. The Company's shareholders approved of the acquisition at the Company's Annual Meeting of Shareholders held on September 27, 2000. The owners of BA Networks have agreed to sell an 80% interest in BA Networks to the Company. According to commerce regulation of China, such exchange of ownership needs to be incorporated into a co-operative joint venture ("CJV"). On October 28, 2000 BA Network signed a letter of intent with the Company to set up a "CJV" in China into which all of BA Networks' assets will be transferred. The CJV will be owned 80% by the Company and 20% by BA Networks. The establishment of CJV was approved by the Beijing Municipal Government on December 1, 2000 and the business license was granted on December 20, 2000. As of December 31, 2002, the transfer of assets from BA Networks has not yet been made. Since the Company does not have control of BA Networks until the transfer of assets occurs, the investment in BA Networks was being accounted for as a deposit under the cost method of accounting as of December 31, 2001 at the original purchase price of $450,000.  However, current regulations regarding establishment of a CJV in Beijing require another cash investment of approximately the same amount and the Company does not foresee making such additional investment in the near future. Therefore a reserve in the amount of $450,000 has been set up to offset the value of the investment on the financial statements at December 31, 2002.

Note 5 - Note Receivable

The Company has a note to a company owned by the Company's largest shareholder.  The loan is unsecured, non-interest bearing and is due on demand. At December 31, 2002, the balance of the note was $322,000 and has been reflected as a part of the shareholders' deficit.

Note 6 - Accounts payable and accrued expenses:

Accounts payable and accrued expenses comprised of the following on December 31, 2002:

Accounts payable                               $  203,192
Accrued expenses                                   59,220
Payroll taxes payable                               8,961
Interest payable                                   64,901
Accruals for facilities closure                   266,755
Litigations                                       100,000
                                               ----------
                                               $  703,029
                                               ==========

Note 7 - Loans from related parties

The advances and amount due to from related parties are non-interest bearing, due on demand and unsecured.

Note 8 - Notes Payable

Notes payable to individuals, interest at 0% to 12%,
unsecured and due at various dates during 2002              $  66,678

Term Loan from a bank with interest at at 7.0%
and due on demand                                              19,951

Unsecured, interest at 6% per year, note payable
to a company, due on demand                                    13,061
                                                            ---------
                                                            $  99,690
                                                            =========

Note 9 - Income Taxes

Reconciliation of the federal statutory tax rate of 34% and state tax rate of 8.8% to the recorded amounts are as follows:

                                                        2001              2000
                                                   --------------    --------------
Federal tax benefit at statutory rates             $    (491,965)    $  (1,630,000)
State tax benefit at statutory rates                    (127,332)       (253,600)
Non-deductible securities issued for services
  and beneficial conversion feature of debentures            -          (138,832)
Increase in valuation allowance                          620,097         2,035,000
                                                   --------------    --------------
                                                   $         800     $      12,568
                                                   ==============    ==============

The Company has net operating loss (NOL) carry forwards for federal and state income tax purposes of approximately $23,400,000 and $16,400,000 respectively, the benefits of which expire through 2017 for federal purposes and through 2007 for state purposes. The NOL's created by the Company prior to being consolidated with the Company and the NOL's subsequently created as a consolidated group, may have limitations related to the amount of usage by each subsidiary or the consolidated group as described in the Internal Revenue Code. In addition, because of changes in ownership of the Company, the utilization of NOL's in any one-year will be limited by Section 382 of the Internal Revenue Code. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                        2001              2000
                                                   --------------    --------------
DEFERRED TAX ASSETS
  NOL carryforward                                 $   9,360,000     $   8,173,000
  Bad debt reserves                                          -              51,000
  Amortization of film costs                                 -                 -
  Valuation allowance                                 (9,340,000)       (8,205,000)
                                                   --------------    --------------
                                                          20,000            19,000
                                                   --------------    --------------
DEFERRED TAX LIABILITIES
  Depreciation                                            20,000            19,000
                                                   --------------    --------------
                                                          20,000            19,000
                                                   --------------    --------------
                                                   $         -       $         -
                                                   ==============    ==============

Management believes that some of the excess NOL carry forwards over temporary differences may be utilized in future periods. However, due to the uncertainty of future taxable income and limitations related to Section 382 of the Internal Revenue Code, a valuation allowance for the net amount of the deferred tax assets and liabilities has been recorded at December 31, 2002 and 2001.

Note 10 - Lease Commitments

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

The Company subleased the Hayward office under a non-cancelable operating lease, expiring in August 4, 2004. The tenant defaulted on the sub-lease in June 2002 and there is no rental income earned for the quarters ended September 30 and December 31, 2002. An accrual of $133,755 has been recorded for future minimum lease payments as of December 31, 2002.

Note 11 - Commitments and Contingencies

In February 2001, the Company signed a 5-year contract with a company in China to deliver electronic, multi function meters over a 5-year period. The Company will purchase the meters in U.S. and resell to the buyer. In August 2001, the Company signed an agreement with International Utility Information Systems Corporation of Scotts Valley, California ("IUISC") to develop meters based on agreed specifications. The Company agreed to purchase a minimum of 50,000 units of such developed products in 2002 upon successful compliance with the specifications. $300,000 was paid to IUISC when the agreement was signed and the amounts were to be deducted from the purchase of meters in the above-mentioned contract. The Company has not received the meters through December 31, 2002 and has written off the deposit in the year ended December 31, 2002.

On November 1, 2002, the Company signed a definitive agreement with Holley Import and Export Company Ltd. of Hangzhou, China ("Holley ImpExp") and IUISC for the supply of $20 million of metering products over the next two years. The products are to be designed and manufactured by IUISC and sold to Holley ImpExp.  Pursuant to the terms of the agreement, deliveries of products are to begin in April 2003. This definitive agreement replaces the two contracts mentioned in the above paragraph.

In February 2001, a complaint was filed by Chuck Nelson in Court of Common Pleas, Mahoning County in Youngstown, Ohio against the Company for a percentage of the total purse amounts paid to boxers involved in the boxing event in China in April 2000, and for a percentage of the television revenue generated thereof. The plaintiff is claiming for incidental damages in excess of $2,500 and consequential damages in excess of $100,000. The Company denies all of the rights claimed by Chuck Nelson and will vigorously defend against all of Mr. Nelson's claims. In May 2002 the Company submitted answers to interrogatories from the plaintiff and such answers demonstrate contradictions to the plaintiff's claims. As of December 31, 2002, the Company's counsel is negotiating with the plaintiff regarding a settlement. The accompanying financial statements includes an accrual of $100,000 in respect to the potential liability.

In October 2001, the Company filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against the Company and its subsidiaries. On April 15, 2002, judgment was entered against the Company and its subsidiaries in the amount of $70,527. As of December 31, 2002, $56,727 was still outstanding on the judgment. On February 11, 2003, the Company and its subsidiaries entered into a global settlement and mutual release of all claims with the former employee. Under the agreement, the defendants, including the Company, will pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments through August 15, 2003.

As the parent company, Pacific Systems has agreed to indemnify all of its subsidiaries including PeopleNet from the liabilities of the above two cases including expenses, fees or judgment.

In August 2002, the Company's former publicity agent, filed a complaint against the Company for previously incurred unpaid fees in the amount of approximately $27,000.  The Company is not contesting the complaint and a judgment against the Company for the said amount has been issued by the Superior Court of California in Los Angeles County in September 2002.  This amount was included in accounts payable at December 31, 2002.

In September 2002, two individuals who have made personal loans to the Company filed a complaint against the Company for unpaid principal and interest totaling approximately $103,000.  The Company is not contesting the complaint. During the third quarter the Company recorded expense of $40,000 as a result of this complaint which was included in accounts payable and accrued expenses at December 31, 2002.

The Company may be contingently obligated under the following commitments through PeopleNet (PN), which was spun-off as disclosed in Note 1.

In September 1999 PN signed a licensing agreement with Brighter Child of Westerville, Ohio, for the licensing of the Kanga Roddy story and all related characters for use in interactive CD-Rom games. In October 1999, PN signed a licensing agreement with Prestige Toys of New York, New York, for the licensing of the Kanga Roddy character and all related characters for use and manufacturing of plush toy items in all sizes. The agreement with Brighter Child expired on December 31, 2002.

On December 27, 2000, PN entered into a worldwide distribution agreement with respect to The Adventures with Kanga Roddy television program with World Channel, Inc. Under the agreement, World Channel will have the exclusive rights for exhibition, distribution, process and reproduction and all commercial exploitation of the program for a period of five years. The agreement requires World Channel to make five annual installments of $600,000 on or before the end of each of the years 2001 through 2005. Because collection activity through December 31, 2001 raises substantial doubt with respect to amounts due in future years under this agreement and because there are currently no other agreements in place, the Company has reserved the remaining unamortized film costs for "The Adventures With Kanga Roddy" television program.

In June 2001 PN signed an agreement with ECapital Group, Inc. ("ECapital") to purchase the exclusive licensing and marketing rights to ChiBrow, a safe web browser software for children. Under the terms of the agreement and upon the effectiveness of the spin-off of PN from the Company, PN issued 374,587 shares of common stock, with registration rights, to ECapital in exchange for the worldwide exclusive rights to market and distribute ChiBrow for three years (see Note 1). PN intends to file a registration statement for such shares immediately after the effectiveness of the spin-off transaction. Pursuant to the terms of the agreement, PN shall retain 35% of all revenues generated from such marketing efforts and the balance shall be paid to ECapital. The registration for the 374,587 shares of PN common stock issued to ECapital has not yet been filed as of December 31, 2002.

Note 12 - Sales contract

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

Note 13 - Employment Agreements

During 1997, the Company entered into employment agreements with each of Mr. Chung, Mr. Chan, Mr. Berryessa, and Mr. Hutchins. Each agreement has a term of five years except Mr. Hutchins, which is two years. Pursuant to the agreements, the Company will pay to these individuals a base salary of $150,000, $150,000, $105,000 and $75,000 per year, respectively. Each agreement also provides for the following bonuses: (i) options to purchase 87,500, 87,500, 25,000 and 20,000 shares of Common Stock of the Company, respectively, exercisable at 120% of the public Offering price of the Common Stock of the Company upon consummation of the Offering ($6 per share) and (ii) $200,000, $200,000, $100,000 and $100,000, respectively, if all of the Warrants issued to the public in the Offering are exercised by the holders thereof within the five-year (two-year for Mr. Hutchins) exercise period of such Warrants. Additional options to purchase 20,000, 20,000, 15,000 and 10,000 shares of the Company's Common Stock will be granted at the end of each twelve-month period beginning July 1, 1998 at $6.5625 per share. The executives are also entitled to certain fringe benefits. If any of these individuals is terminated other than for cause, death or disability, the Company is obligated to pay such executive an amount equal to his base salary then in effect for the remaining term of the agreement. Mr. Berryessa and Mr. Hutchins voluntarily left the Company in August 1999 and September 2000, respectively. The employment agreements of Mr. Chung and Mr. Chan were modified in 2001 to receive no cash salary payments. Mr. Chen left the Company in February 2003.

Note 14 - Stock Plans

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

Unless terminated by the Board of Directors, the Plans continue until December 2007. The Plan provides for the automatic grant to each of the Company's non-employee directors of (i) an option to purchase 1,250 shares of Common Stock on the date of such director's initial election or appointment to the Board of Directors (the "Initial Grant") and (ii) an option to purchase 500 shares of Common Stock on each anniversary thereof on which the director remains on the Board of Directors (the "Annual Grant"). The options will have an exercise price of 100% of the fair market value of the Common Stock on the date of grant and have a 10-year term. No options were issued to non-employees directors for the year ended December 31, 2002.

Note 15 - Stock warrants and issuance of stock for services

In 2001, the Company issued 2,825,000 warrants in connection with the debenture conversion discussed in Note 17. No warrants were issued in 2002.

The Company issued 240,000 and 137,500 shares of common stock in lieu of services in the years ended December 31, 2002 and 2001, amounting $24,000 and $22,000, respectively.

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

Stock options granted to non-employees for services provided to the Company are accounted for under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." The Company accounted for 1,660,000 and 685,529 options under this method with a value of $15,771 and $95,745 during 2002 and 2001, respectively.

Pro forma net earnings and earnings per share information, as required by SFAS 123, has been determined as if the Company had accounted for employee and non-employee director stock options under SFAS 123's fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2002 and 2001, respectively: risk free interest rate of 3.50% and 5.50%; dividend yield of 0% for both years; expected option life of 5 and 7.5 years; and volatility of 100% and 166%.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the one-year average vesting period of options. Adjustments are made for options forfeited prior to vesting. The effects on compensation expense and net loss had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS 123, for the year ended December 31, 2002 are as follows:

                                               2002             2001
                                          -------------    -------------
Net loss, as reported                     $ (1,446,957)    $ (5,170,694)

Add: Adjustment to compensation expense        (99,600)         (30,000)
                                          -------------    -------------
Net loss, pro forma                       $ (1,546,557)    $ (5,200,694)
                                          =============    =============

Loss per share, pro forma                 $       (.06)    $      (0.19)
                                          =============    =============

The following summary presents the incentive and non-qualified options under the plan granted, exercised, expired and outstanding at December 31, 2002 and 2001:

                                        Shares of Common Stock
                              ------------------------------------------
                              Available for
                                Grant of
                              Option/Award    Under Plan      Warrants
                              ------------   ------------   ------------
Balance, December 31, 2000         414,917      2,115,417      1,665,621
  Authorized                     8,550,000            -              -
  Granted                       (6,060,529)     6,060,529      2,825,000
  Exercised or lapsed                  -       (3,616,875)    (2,329,994)
                              ------------   ------------   ------------
Balance, December 31, 2001       2,904,388      4,559,071      2,160,627
  Authorized                                        -              -
  Granted                       (1,660,000)     1,660,000          -
  Exercised or lapsed                  -       (4,292,000)    (1,325,627)
                              ------------   ------------   ------------
Balance, December 31, 2002       1,244,388      1,927,071        835,000
                              ============   ============   ============

The following summary presents the weighted average exercise prices, number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at December 31, 2002:

                                                   Options and Warrants
                                                  ----------------------
             Options and Warrants Outstanding          Exercisable
           ------------------------------------   ----------------------
                           Weighted
                           Average     Weighted                 Weighted
                          Remaining    Average                  Average
             Number      Contractual   Exercise     Number      Exercise
           Outstanding      Life        Price     Exercisable    Price
           -----------   -----------   --------   -----------   --------
2001
--------
Options      4,559,071        4.2        $1.24      4,558,821     $1.24
Warrants     2,160,627        1.4        $7.70      2,160,627     $7.70

2002
--------
Options      1,927,071        3.0        $0.09      1,927,071     $0.09
Warrants       835,000        0.4        $7.70        835,000     $7.70

Note 17 - Debenture Conversion

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

Note 18 - Spin-off

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

As a part of the spin off transaction of PeopleNet, the investment in PeopleNet amounting $678,881 was adjusted to Additional paid in capital. The Company wrote off the inter-company balance from PeopleNet amounting $12, 199,786 and adjusted retained earnings of PeopleNet at the time of spin-off amounting $12,799,995 to accumulated deficit.

Note 19 - Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $30,042,541 and the Company's total liabilities exceeded the total assets by $2,019,790 as of December 31, 2002. Management's plans and the ongoing operations of the Company are expected to require working capital during 2003. The Company is also changing its principle lines of business with respect to the manufacture and distribution of utility metering devices. In addition, PeopleNet was spun-off in February 2002. These factors cause substantial doubt about the ability of the Company to continue as a going concern. Management will be required to obtain additional capital to fund the ongoing operations during the remainder of 2003.

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

In December 2000, Holley Holding USA, Ltd. signed stock purchase agreements with the Company to purchase additional shares from the Company. In 2001, 135,000 shares were purchased under these agreements. Although Holley has not purchased substantial shares from the Company during 2001 or 2002, it has advanced approximately $800,000 as well as additional capital contributions of $300,000 to the Company for its daily operations. As of December 31, 2002, the outstanding amount under advance arrangement amounted to $877,000

INDEX TO EXHIBITS

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
10.52(18)    Licensing Agreement with World Channel, Inc.
10.53(19)    Amendment No.1 to Licensing Agreement with World Channel, Inc.
10.531(19)  Amendment No.2 to Licensing Agreement with World Channel, Inc.
10.54(19)    Stock Purchase Agreement with Mr. Yuanhao Li
10.541(19)  Promissory Note for Stock Purchase Agreement with Mr. Yuanhao Li
10.613(20)  Agreement between AC Media & ACEI regarding cashflow from World Channel License
10.614(20)  Agreement between AC Media, ACEI & ECapital regarding purchase of ChiBrow License
10.615(21)  Development & Purchase Agrmnt between Pacific Systems & Utility Systems for digital meter
10.616(22)  Supply Agreement For Four Types of Electronic Meters with Zhejiang Holley Import & Export Company, Ltd.
21.1(1)        Subsidiaries of the Registrant
23.1            Consent of Independent Auditors
99.1            Certification pursuant to the Sarbanes-Oxley Act of 2002

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
(22) Filed as an exhibit with the registrant's Form 8-K filed with the SEC on November 1, 2002 and icorporated by reference herein.