Form 10KSB/A
period 2002-12-31
PACIFIC SYSTEMS CONTROL TECHNOLOGY INC
filed 2003-04-16
CIK 1034840

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

2002 ANNUAL REPORT ON FORM 10-KSB/A

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

(a) Exhibits

See Index to Exhibits at pages 42 to 45 of this Form 10-KSB/A.

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

Dated: April 16, 2002

Pacific Systems Control Technology, Inc.
/s/ Julin Mao
Julin Mao
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By: /s/ Julin Mao Julin Mao	Chief Executive Officer (Principal Executive Officer)	April 16, 2002
By: /s/ Licheng Wang Licheng Wang	Chairman of the Board and Director	April 16, 2002
By: /s/ Robert E. Larson Robert E. Larson	Director	April 16, 2002

CERTIFICATIONS

We, Julin Mao, Chief Executive Officer and Dexter Fong, Chief Financial Officer of Pacific Systems Control Technology, Inc., certify that:

1. We have reviewed this annual report on Form 10-KSB/A of Pacific Systems Control Technology, Inc.;

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

Date: April 16, 2003

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