Form 10QSB
period 2003-03-31
PACIFIC SYSTEMS CONTROL TECHNOLOGY INC
filed 2003-05-15
CIK 1034840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2003

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

Number of shares of common stock, par value $0.0001, outstanding as of May 15, 2003 is 28,024,371.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.

FORM 10-QSB

For March 31, 2003

TABLE OF CONTENTS

PART I

Item 1. Financial Information - (unaudited)

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEET

                                                  March 31
                                                    2003
                                                ------------
                                                 (unaudited)
ASSETS
  Current Assets
    Cash & cash equivalents                     $    13,683
                                                ------------

  Property and equipment, net                        13,548
  Deposit                                               700
                                                ------------
    Total Assets                                $    27,931
                                                ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities
    Accounts payable and
      accrued expenses                          $   758,233
    Due to related party                            316,741
    Advances from related parties                   899,500
    Notes payable                                    96,989
    Other current liabilities                        10,846
                                                ------------
    Total current liabilities                     2,082,309
                                                ------------

  Stockholders' Deficit
    Preferred stock, $0.0001 par value;
      10,000,000 shares authorized              $       -
    Common stock, $0.0001 par value;
      100,000,000 shares authorized,
      28,024,371 shares of common stock
      issued and outstanding at
      March 31, 2003                                  2,803
    Additional paid-in capital                   28,341,948
    Note receivable - related party                (192,000)
    Accumulated deficit                         (30,207,129)
                                                ------------
    Total Stockholders' Equity                   (2,054,378)
                                                ------------
                                                $    27,931
                                                ============

The accompanying notes are an integral part of these financial statements.

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

                                             Three-month Periods Ended
                                            ---------------------------
                                              March 31      March 31
                                                2003           2002
                                            ------------   ------------
                                             (unaudited)    (unaudited)

REVENUE                                     $       -      $       -
                                            ------------   ------------
    Total revenue                                   -              -
                                            ------------   ------------

COSTS AND EXPENSES
  Salaries and payroll taxes                     26,763         24,599
  Rent                                            5,182         14,407
  General and administrative                     25,459         59,829
                                            ------------   ------------
    Total costs and expenses                     57,404         98,835
                                            ------------   ------------

LOSS FROM OPERATIONS                            (57,404)       (98,835)

NON-OPERATING INCOME (EXPENSES)
  Other Income                                      -            7,670
  Ligitation                                   (100,000)           -
  Interest expense                               (6,384)        (1,000)
                                            ------------   ------------
    Total non-operating income (expenses)      (106,384)         6,670
                                            ------------   ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES                   (163,788)       (92,165)

PROVISION FOR INCOME TAXES                          800              0
                                            ------------   ------------
NET LOSS FROM CONTINUING OPERATIONS            (164,588)       (92,165)

LOSS FROM DISCONTINUED OPERATIONS                   -              (10)
                                            ------------   ------------
NET LOSS                                    $  (164,588)       (92,175)
                                            ============   ============

Basic and diluted weighted average
  number of shares outstanding               28,024,371     27,574,371
                                            ============   ============

Basic and diluted loss per share
  from continuing operations                    $(0.006)       $(0.003)
                                            ------------   ------------

Basic and diluted loss per share
  from discontinued operations                   $0.000        $(0.000)
                                            ------------   ------------

Basic and diluted loss per share                $(0.006)       $(0.003)
                                            ============   ============

The accompanying notes are an integral part of these financial statements.

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  Three Months   Three Months
                                                      Ended          Ended
                                                  ------------   ------------
                                                  Mar 31, 2003   Mar 31, 2002
                                                  ------------   ------------
                                                   (unaudited)    (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $  (164,588)   $   (92,175)
  Adjustments to reconcile net loss to net cash
  used for operating activities
    Depreciation and amortization                       1,020          1,676
  (Increase) decrease in current assets
    Accounts receivable                                   -          (14,986)
    Deposits                                             (700)           -
  Increase (decrease) in current liabilities
    Accrued expenses                                   55,204        (22,564)
    Other                                              (3,752)        (1,540)
                                                  ------------   ------------
      Net cash used for operating activities         (112,816)      (129,589)
                                                  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease of notes receivable             130,000       (393,000)
                                                  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from (payments of) loans
    from related parties                                 (800)        50,000
  Payments on notes payable                            (2,701)       (18,667)
                                                  ------------   ------------
    Net cash provided by (used in) financing
      activities                                       (3,501)        31,333
                                                  ------------   ------------

NET INCREASE (DECREASE) IN CASH &
 CASH EQUIVALENTS                                      13,683       (491,256)

CASH & CASH EQUIVALENTS, Beginning Balance                -          504,554
                                                  ------------   ------------
CASH & CASH EQUIVALENTS, Ending Balance           $    13,683    $    13,298
                                                  ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest                                      $       616    $     1,000
                                                  ============   ============
    Foreign and state income taxes                $     1,600    $       -
                                                  ============   ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
  Distribution of investment in subsidiary to
    shareholders                                  $       -      $12,199,785
                                                  ============   ============

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
For the three-month period ended March 31, 2003

Note 1 - Basis of consolidation, nature of operations and spin-off of subsidiary

Basis of consolidation

The consolidated financial statements include the accounts of Pacific Systems Control Technology, Inc., a Delaware corporation (the "Company") and its wholly owned subsidiary, America's Best Karate ("ABK"). ABK used to own 100% of PeopleNet International Corporation (formerly known as American Champion Media, Inc. or "AC Media") and American Champion Marketing ("AC Marketing"), which is a wholly owned subsidiary of AC Media, until February 8, 2002 when AC Media was effectively spun-off from the Company and became an independent entity,. There was no activity in ABK during the periods ended March 31, 2003 and 2002. All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of operations

The Company is engaged in the development and sale of utilities meter products and technology. This is a new line of business for the Company. The Company expects to generate revenues from these operations beginning in 2003. The Company operates in one segment. All assets are located in the United States of America.

Spin-off

On June 22, 2001, the Company approved a plan to spin-off PeopleNet to the shareholders as a tax-free distribution. The spin-off became effective in January 2002 and all shares were distributed to the above parties on February 8, 2002. As part of this plan, the advances PeopleNet made to ABK were offset against the amounts due to the Company, the net amount was converted to additional paid-in-capital of PeopleNet.

In August 2001, the Company changed its name from American Champion Entertainment, Inc. to Pacific Systems Control Technology, Inc. AC Media also changed its name to PeopleNet International Corporation ("PeopleNet").

Note 2 - Basis of presentation

The accompanying unaudited consolidated financial statements of Pacific Systems Control Technology, Inc. and subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2002.

Note 3 - Recent pronouncements

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

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

On April 30, the FASB issued FASB Statement No. 149 (FAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities". FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

Note 4 - Reclassifications

Certain prior period amounts have been reclassified to conform to the period ended March 31, 2003 presentation.

Note 5 - Loss per share

Earnings per share for the three month periods ended March 31, 2003 and 2002 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 6 - Discontinued operations

During 2002 the Company ceased its studio and film operations. Accordingly, the operations related to the Company's studio and film operations have been presented as discontinued operations in the accompanying financial statements.

Note 7 - Note receivable - related party

The Company has a note to a company owned by the Company's largest shareholder. The loan is unsecured, non-interest bearing and is due on demand. At March 31, 2003, the balance of the note was $192,000 and has been reflected as a part of the shareholders' deficit.

Note 8 - Loans from related parties

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

The Company subleased the Hayward office under a non-cancelable operating lease, expiring in August 4, 2004. The tenant defaulted on the sub-lease in June 2002 and there is no rental income earned for the quarter ended September 30, 2002. An accrual of $133,755 has been recorded for future minimum lease payments for in the accompanying financial statements.

Note 10 - Commitments and contingencies

On November 1, 2002, the Company signed a definitive agreement with Holley Import and Export Company Ltd. of Hangzhou, China ("Holley ImpExp") and IUISC for the supply of $20 million of metering products over the next two years. The products are to be designed and manufactured by IUISC and sold to Holley ImpExp.  Pursuant to the terms of the agreement, deliveries of products are to begin in April 2003. The Company has not received the meters through April 30, 2003.

In February 2001, a complaint was filed by Chuck Nelson in Court of Common Pleas, Mahoning County in Youngstown, Ohio against the Company for a percentage of the total purse amounts paid to boxers involved in the boxing event in China in April 2000, and for a percentage of the television revenue generated thereof. The plaintiff is claiming for incidental damages in excess of $2,500 and consequential damages in excess of $100,000. The Company denies all of the rights claimed by Chuck Nelson and will vigorously defend against all of Mr. Nelson's claims. In May 2002 the Company submitted answers to interrogatories from the plaintiff and such answers demonstrate contradictions to the plaintiff's claims. As of March 31, 2003, the Company's counsel is negotiating with the plaintiff regarding a settlement. The Company accrued $100,000 in respect to the potential liability at December 31, 2002. This amount is included in accounts payable at March 31, 2003.

In October 2001, the Company filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against the Company and its subsidiaries. On April 15, 2002, judgment was entered against the Company and its subsidiaries in the amount of $70,527. On February 11, 2003, the Company and its subsidiaries entered into a global settlement and mutual release of all claims with the former employee. Under the agreement, the defendants, including the Company, will pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments through August 15, 2003. The statements of operations for the period ended March 31, 2003 includes an accrual of $100,000 in respect to the potential liability.

As the parent company, Pacific Systems has agreed to indemnify all of its subsidiaries including PeopleNet from the liabilities of the above two cases including expenses, fees or judgment.

In August 2002, the Company's former publicity agent filed a complaint against the Company for previously incurred unpaid fees in the amount of approximately $27,000.  The Company is not contesting the complaint and a judgment against the Company for the said amount has been issued by the Superior Court of California in Los Angeles County in September 2002.  This amount is included in accounts payable at March 31, 2003.

In September 2002, two individuals who have made personal loans to the Company filed a complaint against the Company for unpaid principal and interest totaling approximately $103,000.  The Company is not contesting the complaint. The Company recorded expense of $40,000 as a result of this complaint in the year ended December 31, 2002. This amount is included in accounts payable at March 31, 2003.

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

In June 2001 PN signed an agreement with ECapital Group, Inc. ("ECapital") to purchase the exclusive licensing and marketing rights to ChiBrow, a safe web browser software for children. Under the terms of the agreement and upon the effectiveness of the spin-off of PN from the Company, PN issued 374,587 shares of common stock, with registration rights, to ECapital in exchange for the worldwide exclusive rights to market and distribute ChiBrow for three years (see Note 1). PN intends to file a registration statement for such shares immediately after the effectiveness of the spin-off transaction. Pursuant to the terms of the agreement, PN shall retain 35% of all revenues generated from such marketing efforts and the balance shall be paid to ECapital. The registration for the 374,587 shares of PN common stock issued to ECapital has not yet been filed as of March 31, 2003.

Note 11 - Sales contract

On November 1, 2002, the Company signed an agreement with Holley Import and Export Company of Hangzhou, China ("Holley ImpExp") for the delivery of $20 million of four types of fully electronic and modularly designed electricity meters to China.  The transaction involves Holley ImpExp as the buyer, with products specifically designed and manufactured for the Company and Holley ImpExp by International Utility Information Systems Corporation of Scotts Valley, California ("IUISC").  The total order of $20 million in meters will be divided into five releases to be delivered over a period of approximately two years starting in April 2003.  An affiliate of Holley ImpExp, Holley Holding USA Ltd., is the largest shareholder of the Company. Through April 30, 2003, no delivery of electricity meters has taken place.

Note 12 - Stock option plans

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

Unless terminated by the Board of Directors, the Plans continue until December 2007. The Plan provides for the automatic grant to each of the Company's non-employee directors of (i) an option to purchase 1,250 shares of Common Stock on the date of such director's initial election or appointment to the Board of Directors (the "Initial Grant") and (ii) an option to purchase 500 shares of Common Stock on each anniversary thereof on which the director remains on the Board of Directors (the "Annual Grant"). The options will have an exercise price of 100% of the fair market value of the Common Stock on the date of grant and have a 10-year term. No options were issued to non-employees directors through March 31, 2003.

Note 13 - Spin-off

On June 22, 2001, the Company approved a plan to spin-off PeopleNet to the shareholders as a tax-free distribution. Under the plan, each stockholder of the Company receives one share of PeopleNet stock for every 17 shares of common stock held as of the record date of January 16, 2002. In 2002, as part of the spin-off, PeopleNet issues 374,587 shares of common stock, with registration rights, to ECapital, an unrelated party, in exchange for the worldwide exclusive rights to market and distribute ChiBrow, a safe web browser software for children for three years. The related party note payable to PeopleNet is also converted to common stock.

On February 8, 2002, the Company completed the spin-off of PeopleNet. The shareholders of the Company received one share of PeopleNet common stock for every 17 shares of Pacific Systems Control Technology common stock held as of the record date of January 16, 2002.

As a part of the spin off transaction of PeopleNet, the investment in PeopleNet amounting $678,881 was adjusted to Additional paid in capital in 2002. The Company wrote off the inter-company balance from PeopleNet amounting $12, 199,786 in the year 2002 and adjusted retained earnings of PeopleNet at the time of spin-off amounting $12,799,995 to accumulated deficit in the year 2002.

Note 14 - Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $30,207,129 and the Company's total liabilities exceeded the total assets by $2,054,378 as of March 31, 2003. These factors cause substantial doubt about the ability of the Company to continue as a going concern.

Management's plans and the ongoing operations of the Company are expected to require working capital during next twelve months. The Company is also changing its principle lines of business with respect to the manufacture and distribution of utility metering devices. In addition, PeopleNet was spun-off in February 2002. The continuation of the Company as a going concern is dependent upon the success of obtaining additional capital and, thereafter, on attaining profitability. There can be no assurance that management will be successful in the implementation of its plan. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern.

In December 2000, Holley Holding USA, Ltd. signed stock purchase agreements with the Company to purchase additional shares from the Company. In 2001, 135,000 shares were purchased under these agreements. Although Holley has not purchased substantial shares from the Company during 2001 or 2002, it has advanced approximately $800,000 as well as additional capital contributions of $300,000 to the Company for its daily operations. As of March 31, 2003, the outstanding amount under advance arrangement amounted to $877,000.

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

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended March 31, 2003. This discussion should be read in conjunction with the Company's financial statements and notes appearing elsewhere in this report.

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

Results of Operation

The Company was formed in February 1997 and has a wholly owned subsidiary, ABK, which had no activities in the year 2002 nor the three-month period ended March 31, 2003. ABK wholly owned 100% of PeopleNet International Corporation (formerly known as American Champion Media or AC Media) until February 8, 2002 when AC Media was effectively spun-off and became an independent entity with its name changed to PeopleNet International Corporation.

On November 1, 2002, the Company signed an agreement with Holley Import and Export Company Ltd. of Hangzhou, China ("Holley ImpExp") and IUISC for the supply of $20 million of metering products over the next two years. The products are to be designed and manufactured by IUISC and sold to Holley ImpExp.  Pursuant to the terms of the agreement, delivery of products is scheduled to begin in April 2003. As of the filing of this report, the supplier, IUISC, has not yet made the first batch of delivery and it is currently unknown as to when IUISC will begin delivery of the products.

Revenues

During the three-month period ended March 31, 2003, we focused on working with Holley ImpExp and the supplier, IUISC, in the supply of metering products to China.  We had no revenues for this three-month period.

Costs and Expenses

During the three-month period ended March 31, 2003, we incurred $26,763 in salaries and payroll expenses, $5,182 for rent and $25,459 in general and administrative expenses which included legal and accounting expenses.  Interest expense for the period was $6,384.  We also accrued $100,000 in potential litigation liability for this period.

As a result of foregoing factors, our net loss was ($164,588) for the three-month period ended March 31, 2003 as compared to ($92,175) for the same period in 2002. Net loss per share increased to ($0.006) for this period as compared to ($0.003) for the same period in 2002, while weighted average number of shares increased to 28,024,371 from 27,574,371 of the same period last year.

Liquidity and Capital Resources

Stockholders' equity decreased to a negative ($2,054,378) at March 31, 2003, and cash increased for the three months ended March 31, 2003 by $13,683.

The Company has historically financed its operating and capital outlays primarily through sales of common stock, loans from stockholders and other third parties and bank financing.  The Company's largest shareholder, Holley Holding USA, has provided the funds to the Company in terms of an unsecured loan with no interests, for the Company operational needs.  However, there is no assurance that Holley Holding USA will continue to assist the Company in the future. The Company is focusing on the execution of the signed contract for delivery of metering products to China, as described under the heading Results of Operation. The Company may be able to generate enough positive cash flow to sustain its operations if it is successful in delivering such products to China. The delivery of products is originally scheduled to begin in April 2003. However due to delays from the supplier, the first batch of products has not been delivered as of the filing of this report. The supplier, IUISC, cannot indicate to us as to when delivery of the products will begin.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In February 2001, a complaint was filed by Chuck Nelson in Court of Common Pleas, Mahoning County in Youngstown, Ohio against Pacific Systems for a percentage of the total purse amounts paid to boxers involved in the boxing event in China in April 2000, and for a percentage of the television revenue generated thereof. The plaintiff is claiming for incidental damages in excess of $2,500 and consequential damages in excess of $100,000. Pacific Systems denies all of the rights claimed by Chuck Nelson and will vigorously defend against all of Mr. Nelson's claims. In May 2002 Pacific Systems submitted answers to interrogatories from the plaintiff and such answers demonstrate contradictions to the plaintiff's claims. As of March 31, 2003, Pacific Systems' counsel is negotiating with the plaintiff regarding a settlement. The Company accrued $100,000 in respect to the potential liabilities at December 31, 2002. This amount is included in accounts payable at March 31, 2003.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on May 15, 2003 by the undersigned, thereunto duly authorized.

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.

(Registrant)

By: /s/ Julin Mao
------------------------------
Julin Mao
Chief Executive Officer

CERTIFICATIONS

We, Julin Mao, Chief Executive Officer and Dexter Fong, Chief Financial Officer of Pacific Systems Control Technology, Inc., certify that:

1. We have reviewed this quarterly report an Form 10-QSB of Pacific Systems Control Technology, Inc.;

2. Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and we have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Julin Mao
Julin Mao
Chief Executive Officer

and

/s/ Dexter Fong
Dexter Fong
Chief Financial Officer