Form 10QSB
period 2003-09-30
PACIFIC SYSTEMS CONTROL TECHNOLOGY INC
filed 2003-11-14
CIK 1034840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

Number of shares of common stock, par value $0.0001, outstanding as of November 14, 2003 is 28,024,371.

Transitional Small Business Disclosure Format (check one):    Yes [     ]    No     [X]

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.

FORM 10-QSB

For September 30, 2003

TABLE OF CONTENTS

PART I

Item 1. Financial Information - (unaudited)

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEET

                                                September 30
                                                    2003
                                                ------------
                                                 (unaudited)
ASSETS
  Current Assets
    Cash & cash equivalents                     $       331
                                                ------------

  Property and equipment, net                        11,508
  Deposit                                               700
                                                ------------
    Total Assets                                $    12,539
                                                ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current liabilities
    Accounts payable and accrued expenses       $   799,059
    Due to related party                            259,069
    Advances from related parties                   919,482
    Notes payable                                    91,458
    Other current liabilities                         6,766
                                                ------------
    Total current liabilities                     2,075,834
                                                ------------

  Stockholders' Deficit
    Preferred stock, $0.0001 par value,
      10,000,000 shares authorized,
      none issued                               $       -
    Common stock, $0.0001 par value,
      100,000,000 shares authorized,
      28,024,371 shares of common stock
      issued and outstanding at
      September 30, 2003                              2,803
    Additional paid-in capital                   28,341,948
    Note receivable - related party                 (50,000)
    Accumulated deficit                         (30,358,046)
                                                ------------
    Total Stockholders' deficit                  (2,063,295)
                                                ------------
                                                $    12,539
                                                ============

The accompanying notes are an integral part of these financial statements.

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

                                            Three-month Periods Ended    Nine-month Periods Ended
                                            -------------------------   -------------------------
                                              Sept 30       Sept 30       Sept 30       Sept 30
                                                2003           2002         2003          2002
                                            -----------   -----------   -----------   -----------
                                            (unaudited)   (unaudited)   (unaudited)   (unaudited)

REVENUE                                     $      -      $      -      $      -      $      -
                                            -----------   -----------   -----------   -----------
    Total revenue                                  -             -             -             -
                                            -----------   -----------   -----------   -----------

COSTS AND EXPENSES
  Salaries and payroll taxes                    22,558        18,371        78,580        59,118
  Rent                                           7,412        30,472        20,005       220,620
  General and administrative                    36,614       103,642        93,226       263,513
                                            -----------   -----------   -----------   -----------
    Total costs and expenses                    66,584       152,485       191,811       543,251
                                            -----------   -----------   -----------   -----------

LOSS FROM OPERATIONS                           (66,584)     (152,485)     (191,811)     (543,251)

NON-OPERATING INCOME (EXPENSES)
  Other Income                                     -             245           -          20,654
  Loss on disposal of property & equipment         -         (18,954)          -         (18,954)
  Ligitation                                       -             -        (100,000)          -
  Write off investments                            -             -             -        (462,029)
  Interest expense                              (9,132)         (581)      (22,894)       (2,364)
                                            -----------   -----------   -----------   -----------
    Total non-operating income (expenses)       (9,132)      (19,290)     (122,894)     (462,693)
                                            -----------   -----------   -----------   -----------

LOSS FROM CONTINUING OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES                   (75,716)     (171,775)     (314,705)   (1,005,944)

PROVISION FOR INCOME TAXES                         -             -             800           800
                                            -----------   -----------   -----------   -----------
NET LOSS FROM CONTINUING OPERATIONS            (75,716)     (171,775)     (315,505)   (1,006,744)

LOSS FROM DISCONTINUED OPERATIONS                  -             -             -             (10)
                                            -----------   -----------   -----------   -----------
NET LOSS                                    $  (75,716)     (171,775)     (315,505)   (1,006,754)
                                            ===========   ===========   ===========   ===========

Basic and diluted weighted average
  number of common stock outstanding        28,024,371    27,749,897    28,024,371    27,749,897
                                            ===========   ===========   ===========   ===========

Basic and diluted loss per share
  from continuing operations                   $(0.003)      $(0.006)      $(0.011)      $(0.036)
                                            -----------   -----------   -----------   -----------

Basic and diluted loss per share
  from discontinued operations                  $0.000        $0.000        $0.000       $(0.000)
                                            -----------   -----------   -----------   -----------

Basic and diluted loss per share               $(0.003)      $(0.006)      $(0.011)      $(0.036)
                                            ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these financial statements.

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   Nine Months     Nine Months
                                                      Ended           Ended
                                                  -------------   -------------
                                                  Sept 30, 2003   Sept 30, 2002
                                                  -------------   -------------
                                                    (unaudited)     (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $   (315,505)   $ (1,006,754)
  Adjustments to reconcile net loss to net cash
  used in operating activities
    Common stock issued for services                       -            14,880
    Common stock options issued for services               -             7,169
    Depreciation and amortization                        3,060           3,692
    Loss on investments                                    -           462,029
    Loss on disposal of property & equipment               -            18,955
    Increase in current assets
      Accounts receivable                                  -            12,878
      Deposits                                            (700)            -
    Decrease in current liabilities
      Accrued expenses                                  96,030         223,452
      Other                                             (7,832)         (1,540)
                                                  -------------   -------------
  Net cash used for operating activities              (224,947)       (265,239)
                                                  -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease of notes receivable              272,000        (325,000)
                                                  -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of common stock options           -            14,020
  Proceeds from (payments of) loans
    from related parties                               (38,490)        104,088
  Payments on notes payable                             (8,232)        (30,517)
                                                  -------------   -------------
  Net cash provided by (used in) financing
      activities                                       (46,722)         87,591
                                                  -------------   -------------

NET INCREASE (DECREASE) IN CASH &
 CASH EQUIVALENTS                                          331        (502,648)

CASH & CASH EQUIVALENTS, Beginning Balance                 -           504,554
                                                  -------------   -------------
CASH & CASH EQUIVALENTS, Ending Balance           $        331    $      1,906
                                                  =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for
    Interest                                      $     18,945    $      2,364
                                                  =============   =============
    Foreign and state income taxes                $      1,600    $        800
                                                  =============   =============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
  Distribution of investment in subsidiary to
    shareholders                                  $        -      $ 12,199,785
                                                  =============   =============
  Common stock issued for services                $        -      $     14,880
                                                  =============   =============
  Options granted related to services             $        -      $     15,771
                                                  =============   =============

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
For the three-month period ended September 30, 2003

Note 1 - Basis of consolidation, nature of operations and spin-off of subsidiary

Basis of consolidation

The consolidated financial statements include the accounts of Pacific Systems Control Technology, Inc., a Delaware corporation (the "Company") and its wholly owned subsidiary, America's Best Karate ("ABK"). ABK used to own 100% of PeopleNet International Corporation (formerly known as American Champion Media, Inc. or "AC Media") and American Champion Marketing ("AC Marketing"), which is a wholly owned subsidiary of AC Media, until February 8, 2002 when AC Media was effectively spun-off from the Company and became an independent entity,. There was no activity in ABK during the periods ended September 30, 2003 and 2002. All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of operations

The Company is engaged in the development and sale of utility meter products and technology. This is a new line of business for the Company. The Company expects to generate revenues from these operations in the coming year. The Company operates in one segment. All assets are located in the United States of America.

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

Note 3 - Recent pronouncements

On April 30, 2003, the FASB issued FASB Statement No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

Note 4 - Reclassifications

Certain prior period amounts have been reclassified to conform to the period ended September 30, 2003 presentation.

Note 5 - Loss per share

Earnings per share for the nine month periods ended September 30, 2003 and 2002 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

Note 6 - Discontinued operations

During 2002 the Company ceased its studio and film operations. Accordingly, the operations related to the Company's studio and film operations have been presented as discontinued operations in the accompanying financial statements.

Note 7 - Note receivable - related party

The Company has a note to a company owned by the Company's largest shareholder.  The loan is unsecured, non-interest bearing and is due on demand. At September 30, 2003, the balance of the note was $50,000 and has been reflected as a part of the shareholders' deficit.

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

Note 10 - Commitments and contingencies

On November 1, 2002, the Company signed a definitive agreement with Holley Import and Export Company Ltd. of Hangzhou, China ("Holley ImpExp") and IUISC for the supply of $20 million of metering products over the next two years. The products are to be designed and manufactured by IUISC and sold to Holley ImpExp.  Pursuant to the terms of the agreement, deliveries of products are to begin in 2003. The Company has not received the meters through September 30, 2003.

In February 2001, a complaint was filed by Chuck Nelson in Court of Common Pleas, Mahoning County in Youngstown, Ohio against the Company for a percentage of the total purse amounts paid to boxers involved in the boxing event in China in April 2000, and for a percentage of the television revenue generated thereof. The plaintiff is claiming incidental damages in excess of $2,500 and consequential damages in excess of $100,000. The Company denies all of the rights claimed by Chuck Nelson and will vigorously defend against all of Mr. Nelson's claims. In May 2002 the Company submitted answers to interrogatories from the plaintiff and such answers demonstrate contradictions to the plaintiff's claims. As of September 30, 2003, the Company's counsel is negotiating with the plaintiff regarding a settlement. The Company accrued $100,000 in respect to the potential liability at December 31, 2002. This amount is included in accounts payable at September 30, 2003.

In October 2001, the Company filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against the Company and its subsidiaries. On April 15, 2002, judgment was entered against the Company and its subsidiaries in the amount of $70,527. On February 11, 2003, the Company and its subsidiaries entered into a global settlement and mutual release of all claims with the former employee. Under the agreement, the defendants, including the Company, will pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments through August 15, 2003. The statements of operations for the period ended September 30, 2003 includes an accrual of $100,000 in respect to the potential liability.

As the parent company, Pacific Systems has agreed to indemnify all of its subsidiaries including PeopleNet from the liabilities of the above two cases including expenses, fees or judgment.

In August 2002, the Company's former publicity agent filed a complaint against the Company for previously incurred unpaid fees in the amount of approximately $27,000.  The Company is not contesting the complaint and a judgment against the Company for the said amount has been issued by the Superior Court of California in Los Angeles County in September 2002.  This amount is included in accounts payable at September 30, 2003.

In September 2002, two individuals who have made personal loans to the Company filed a complaint against the Company for unpaid principal and interest totaling approximately $103,000.  The Company is not contesting the complaint. The Company recorded expense of $40,000 as a result of this complaint in the year ended December 31, 2002. This amount is included in accounts payable at September 30, 2003.

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

In June 2001 PN signed an agreement with ECapital Group, Inc. ("ECapital") to purchase the exclusive licensing and marketing rights to ChiBrow, a safe web browser software for children. Under the terms of the agreement and upon the effectiveness of the spin-off of PN from the Company, PN issued 374,587 shares of common stock, with registration rights, to ECapital in exchange for the worldwide exclusive rights to market and distribute ChiBrow for three years (see Note 1). PN intends to file a registration statement for such shares immediately after the effectiveness of the spin-off transaction. Pursuant to the terms of the agreement, PN shall retain 35% of all revenues generated from such marketing efforts and the balance shall be paid to ECapital. The registration for the 374,587 shares of PN common stock issued to ECapital has not yet been filed as of September 30, 2003.

Note 11 - Sales contract

On November 1, 2002, the Company signed an agreement with Holley Import and Export Company of Hangzhou, China ("Holley ImpExp") for the delivery of $20 million of four types of fully electronic and modularly designed electricity meters to China.  The transaction involves Holley ImpExp as the buyer, with products specifically designed and manufactured for the Company and Holley ImpExp by International Utility Information Systems Corporation of Scotts Valley, California ("IUISC").  The total order of $20 million in meters will be divided into five releases to be delivered over a period of approximately two years starting in 2003.  An affiliate of Holley ImpExp, Holley Holding USA Ltd., is the largest shareholder of the Company. Through September 30, 2003, no delivery of electricity meters has taken place.

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

Unless terminated by the Board of Directors, the Plans continue until December 2007. The Plan provides for the automatic grant to each of the Company's non-employee directors of (i) an option to purchase 1,250 shares of Common Stock on the date of such director's initial election or appointment to the Board of Directors (the "Initial Grant") and (ii) an option to purchase 500 shares of Common Stock on each anniversary thereof on which the director remains on the Board of Directors (the "Annual Grant"). The options will have an exercise price of 100% of the fair market value of the Common Stock on the date of grant and have a 10-year term. No options were issued to non-employees directors through September 30, 2003.

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

Note 14 - Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $30,358,046 and the Company's total liabilities exceeded the total assets by $2,063,295 as of September 30, 2003. These factors cause substantial doubt about the ability of the Company to continue as a going concern.

Management's plans and the ongoing operations of the Company are expected to require working capital during the next twelve months. The Company is also changing its principle lines of business with respect to the manufacture and distribution of utility metering devices. In addition, PeopleNet was spun-off in February 2002. The continuation of the Company as a going concern is dependent upon the success of obtaining additional capital and, thereafter, on attaining profitability. There can be no assurance that management will be successful in the implementation of its plan. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern.

In December 2000, Holley Holding USA, Ltd. signed stock purchase agreements with the Company to purchase additional shares from the Company. In 2001, 135,000 shares were purchased under these agreements. Although Holley has not purchased substantial shares from the Company during 2001 or 2002, it has advanced funds to the Company for its daily operations. As of September 30, 2003, the outstanding amount under advance arrangement amounted to $897,000.

On August 26, 2003, the Company signed a memorandum of understanding with Dr. John Heibel ("JH") proposing that JH and associates provide electric meter technology to the Company and supervise the day to day operations of the Company.  Under the memorandum, JH and associates will seek to raise approximately $3 million for the Company within 120 days.  The memorandum contemplates the issuance of an aggregate amount of shares, options and warrants representing approximately 27 million shares of common stock.  As of the filing of this report, no additional funds have been raised and there is no assurance that any additional funds will be received by the Company or that any shares, options or warrants will be issued as contemplated in the memorandum.

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

The following section discusses the significant operating changes, business trends, financial condition, earnings and liquidity that have occurred in the three-month period ended September 30, 2003. This discussion should be read in conjunction with the Company's financial statements and notes appearing elsewhere in this report.

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

Results of Operation

The Company was formed in February 1997 and has a wholly owned subsidiary, ABK, which had no activities in the year 2002 nor the three-month period ended September 30, 2003. ABK wholly owned 100% of PeopleNet International Corporation (formerly known as American Champion Media or AC Media) until February 8, 2002 when AC Media was effectively spun-off and became an independent entity with its name changed to PeopleNet International Corporation.

On November 1, 2002, the Company signed an agreement with Holley Import and Export Company Ltd. of Hangzhou, China ("Holley ImpExp") and IUISC for the supply of $20 million of metering products over the subsequent two years. The products were to be designed and manufactured by IUISC and sold to Holley ImpExp.  Pursuant to the terms of the agreement, delivery of products was scheduled to begin in April 2003. As of the filing of this report, no shipments have occurred and on April 30, 2003 the Letter of Credit supporting the purchase order expired pursuant to its terms. It is currently unknown when IUISC will begin delivery of the products if ever.

Revenues

During the three-month period ended September 30, 2003, we focused on working with Holley ImpExp and the supplier, IUISC, in the supply of metering products to China.  We had no revenues for this three-month period.

Costs and Expenses

During the three-month period ended September 30, 2003, we incurred $22,558 in salaries and payroll expenses, $7,412 for rent and $36,614 in general and administrative expenses which included legal and accounting expenses.  Interest expense for the period was $9,132.

As a result of foregoing factors, our net loss was ($75,716) for the three-month period ended September 30, 2003 as compared to ($171,775) for the same period in 2002. Net loss per share decreased to ($0.003) for this period as compared to ($0.006) for the same period in 2002, while weighted average number of shares increased to 28,024,371 from 27,749,897 of the same period last year.

Liquidity and Capital Resources

Stockholders' equity decreased to a negative ($2,063,295) at September 30, 2003.

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

In October 2001, Pacific Systems filed a complaint against a former employee in licensing and marketing activities for breach of contract, breach of fiduciary duty and unjust enrichment, among other causes of action, seeking declaratory relief from the court.  A counter claim from the employee was filed in April 2002 against Pacific Systems and its subsidiaries. On April 15, 2002, judgment was entered against Pacific Systems and its subsidiaries in the amount of $70,527. As of December 31, 2002, $56,727 was still outstanding on the judgment. On February 11, 2003, Pacific Systems and its subsidiaries entered into a global settlement and mutual release of all claims with the former employee. Under the agreement, the cross-defendants, including the Company, will pay to the former employee a total sum of $100,000 plus interest at the rate of 10% per year, payable in installments at the rate of $3,000 per month. As of September 30, 2003, the outstanding balance under the settlement agreement was $72,000.

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

There was no report filed on Form 8-K during the quarter ended September 30, 2003.

Exhibit 99.1  Certification pursuant to the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on November 14, 2003 by the undersigned, thereunto duly authorized.

PACIFIC SYSTEMS CONTROL TECHNOLOGY, INC.
(Registrant)

By: /s/ Julin Mao
------------------------------
Julin Mao
Chief Executive Officer

CERTIFICATIONS

I, Julin Mao, Chief Executive Officer and Chief Financial Officer of Pacific Systems Control Technology, Inc., certify that:

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

4. The registrant's other certifying Officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: November 14, 2003

/s/ Julin Mao
Julin Mao
Chief Executive Officer and Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Julin Mao, Chief Executive Officer and Chief Financial Officer, of Pacific Systems Control Technology Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

1. the Quarterly Report on Form 10-QSB of the Company for the quarter ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2003

/s/ Julin Mao
Julin Mao
Chief Executive Officer and Chief Financial Officer